Form 10-Q
period 2010-03-31
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2010-04-23
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No. 000-53895

RIDGEWOOD ENERGY A-1 FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0921132 (I.R.S. Employer Identification No.)

14 Philips Parkway, Montvale, NJ  07645
(Address of principal executive offices) (Zip code)

(800) 942-5550
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of April 22, 2010 there are 207.7026 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY A-1 FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,421	$5,890
Short-term investment in marketable securities	18,009	18,000
Other current assets	3	7
Total current assets	22,433	23,897
Salvage fund	994	1,005

Oil and gas properties:
Advances to operators for working interests and expenditures	1,065	2,713
Unproved properties	9,009	6,669
Total oil and gas properties	10,074	9,382
Total assets	$33,501	$34,284

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,022	$773
Accrued expenses	101	630
Total current liabilities	1,123	1,403

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Deficit accumulated during the exploratory stage	(240)	(193)
Manager's total	(240)	(193)

Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Subscription receivable	-	(25)
Deficit accumulated during the exploratory stage	(3,709)	(3,240)
Shareholders' total	32,630	33,074
Accumulated other comprehensive loss	(12)	-
Total members' capital	32,378	32,881
Total liabilities and members' capital	$33,501	34,284

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share data)

		For the period	For the period
		February 3, 2009	February 3, 2009
	Three months ended	(Inception) through	(Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010
Revenue
Oil and gas revenue	$-	$-	$-

Expenses
Investment fees to affiliate (Note 6)	-	122	1,860
Management fees to affiliate (Note 6)	257	5	895
Geological costs	217	172	514
General and administrative expenses	50	15	703
Total expenses	524	314	3,972
Loss from operations	(524)	(314)	(3,972)
Other income
Interest income	8	-	23
Net loss	(516)	(314)	(3,949)
Other comprehensive loss
Unrealized loss on marketable securities	(12)	-	(12)
Total comprehensive loss	$(528)	$(314)	$(3,961)

Manager Interest
Net loss	$(47)	$(23)	$(240)

Shareholder Interest
Net loss	$(469)	$(291)	$(3,709)
Net loss per share	$(2,260)	$(1,402)	$(17,859)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

		For the period	For the period
		February 3, 2009	February 3, 2009
	Three months ended	(Inception) through	(Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010

Cash flows from operating activities
Net loss	$(516)	$(314)	$(3,949)
Adjustments to reconcile net loss to net cash
used in operating activities:
Interest earned on marketable securities	(9)	-	(18)
Changes in assets and liabilities:
Decrease (increase) in other current assets	4	-	(3)
(Decrease) increase due to affiliates	(1)	299	-
(Decrease) increase in accrued expenses	(527)	15	101
Net cash used in operating activities	(1,049)	-	(3,869)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(17)	-	(1,065)
Capital expenditures for oil and gas properties	(426)	-	(7,987)
Proceeds from the maturity of held-to-maturity investments	-	-	9,008
Investment in marketable securities	-	-	(26,999)
Investment in salvage fund	(1)	-	(1,006)
Net cash used in investing activities	(444)	-	(28,049)

Cash flows from financing activities
Contributions from shareholders	25	2,270	41,143
Syndication costs	(1)	-	(4,804)
Net cash provided by financing activities	24	2,270	36,339
Net (decrease) increase in cash and cash equivalents	(1,469)	2,270	4,421
Cash and cash equivalents, beginning of period	5,890	-	-
Cash and cash equivalents, end of period	$4,421	$2,270	$4,421

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties
	$1,666	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
(An exploratory stage enterprise)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy A-1 Fund, LLC (the "Fund") (an exploratory stage enterprise), a Delaware limited liability company, was formed on February 3, 2009 and operates pursuant to a limited liability company agreement (the “LLC Agreement") dated as of March 2, 2009 by and among Ridgewood Energy Corporation (the "Manager"), and the shareholders of the Fund.  The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Although the date of formation is February 3, 2009, the Fund did not begin business activities until March 2, 2009 when it began its private offering of shares. To date, the Fund has not earned revenue from these operations.

The Manager has direct and exclusive control over the management of the Fund's operations. With respect to project investments, the Manager locates potential projects, conducts due diligence, negotiates with operators and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 2, 6 and 8.

2.   Summary of Significant Accounting Policies

Exploratory Stage Enterprise
Management uses various criteria to evaluate whether the Fund is an exploratory stage enterprise, including but not limited to, the success of drilling, the timing, significance, quality and flow of production and the results of reserve reports obtained from experts. Once a project begins production, the Manager performs diligent analysis at regular intervals utilizing the various criteria noted above to determine the appropriate classification of the Fund as an exploratory stage enterprise. Based on such an analysis, the Manager has determined that the Fund is an exploratory stage enterprise.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2009 financial statements and notes thereto included in the Fund’s Annual Report on Form 10 filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations.  Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Effective January 1, 2010, the federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At March 31, 2010, the Fund’s bank balances exceeded federally insured limits by $4.3 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At March 31, 2010, the Fund had short-term held-to-maturity investments of $8.0 million and $10.0 million, which mature in May 2010 and August 2010, respectively.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At March 31, 2010, the Fund had investments within its salvage fund in U.S. Treasury securities totaling $0.4 million, which mature in January 2012 and are classified as held-to-maturity, and federal agency mortgage-backed securities totaling $0.5 million, which mature in June 2039 and are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  The following table is a summary of available-for-sale investments at March 31, 2010:

Gross
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Available-for-Sale	(in thousands)
Government National Mortgage Association securities
March 31, 2010	$496	$(12)	$484

The unrealized losses on the Fund's investment in federal agency mortgage-backed securities were caused by interest rate increases. The Fund purchased these securities at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Fund’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Fund does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Fund does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.  Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund's portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred.  Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred.  The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves.  If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense.   Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of oil and gas, are capitalized.  Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized.  Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized.

Capitalized acquisition costs of producing oil and gas properties are depleted by the unit-of-production method.

At March 31, 2010 and December 31, 2009, amounts recorded in due to operators totaling $1.0 million and $0.8 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s rights, title and interest.  The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are reclassified to unproved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.   At March 31, 2010 and December 31, 2009, the Fund had no asset retirement obligations.

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs
Syndication costs are direct costs incurred by the Fund in connection with the offering of the Fund’s shares, including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances
Upon production, oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

The Fund will use the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the under-produced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  The Fund had no impairments to its oil and gas properties during the three months ended March 31, 2010, for the period February 3, 2009 (Inception) through March 31, 2009, or for the period February 3, 2009 (Inception) through March 31, 2010.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves will be used as the base for depleting capitalized costs associated with successful exploratory well costs.  The sum of proved developed and proved undeveloped reserves will be used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, trust fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3.   Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective for the Fund beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Fund’s financial statements.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on Fund’s financial statements.

4.  Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2010, the Fund had no capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the three months ended March 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009.

	March 31, 2010	December 31, 2009
	(in thousands)
Balance - Beginning of the period	$6,669	$-
Additions to capitalized exploratory well costs
pending the determination of proved reserves	2,340	6,669
Reclassifications to proved properties based on
the determination of proved reserves	-	-
Capitalized exploratory well costs charged to
dry-hole costs	-	-
Balance - End of the period	$9,009	$6,669

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  There were no dry-hole costs for the three months ended March 31, 2010, for the period February 3, 2009 (Inception) through March 31, 2009, and for the period February 3, 2009 (Inception) through March 31, 2010.

5.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.  Certain shares have early investment incentive rights, as defined in the LLC Agreement, of $16 thousand per share.  Additionally, shareholders without early investment incentive rights may participate in an advance cash flow distribution, as defined in the LLC Agreement, of $6 thousand per share.  There have been no distributions paid by the Fund since its inception.

The Manager will determine whether available cash from operations, as defined in the LLC Agreement, is to be distributed.  Such distribution will be allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

6.   Related Parties

During the periods February 3, 2009 (Inception) through March 31, 2009 and February 3, 2009 (Inception) through March 31, 2010, the Fund incurred a one-time investment fee of approximately 4.5% of initial capital contributions of $0.1 million and $1.9 million, respectively, payable to the Manager.  Such fees were payable for services of investigating and evaluating investment opportunities and effecting transactions and are expensed as incurred.  There were no investment fees incurred during the three months ended March 31, 2010.

During the periods February 3, 2009 (Inception) through March 31, 2009 and February 3, 2009 (Inception) through March 31, 2010, the Fund incurred an offering fee, payable to the Manager, totaling $0.1 million and $1.4 million, respectively, which approximated 3.5% of capital contributions directly related to the offer and sale of shares.  Additionally, the Fund paid commissions and placement fees to Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, of $0.1 million and $0.4 million, respectively.  At March 31, 2010 and December 31, 2009, such fees were included in syndication costs of $4.8 million.  There were no offering fees incurred during the three months ended March 31, 2010.

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended March 31, 2010, for the period February 3, 2009 (Inception) through March 31, 2009 and for the period February 3, 2009 (Inception) through March 31, 2010 were $0.3 million, $5 thousand and $0.9 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

At March 31, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, salvage fund and accrued expenses approximate fair value.  At March 31, 2010, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2010, the Fund had committed to spend an additional $16.1 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and natural gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage.  The occurrence of an event that is not insured or not fully insured could have an adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Claims made by other funds managed by the Manager can reduce or eliminate insurance for the Fund.

9.   Subsequent Events

Effective April 1, 2010, the Fund acquired a 2.0% interest in the Liberty and Carrera projects, which are proved undeveloped wells, at a cost of $4.8 million.  Completion efforts are ongoing and production for the Liberty and Carrera projects is expected to commence in the third and fourth quarters, respectively.  The total remaining estimated budget for these projects is $1.5 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy A-1 Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the US Private Securities Litigation Reform Act of 1995 that are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods.  Examples of events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations.  Examples of forward-looking statements made herein include statements regarding future projects, investments and insurance.  Forward-looking statements made in this document speak only as of the date on which they are made.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2009 Annual Report on Form 10.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on February 3, 2009 to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly.  The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Business Update

The Fund currently owns working interests in the following wells.

		Total Spent
	Working	through	Total Estimated
	Interest	March 31, 2010	Budget	Status
Future and Current Projects
Pearl Project	22.5%	$245	$8,006	Drilling date to be determined.

Dakota Project	7.0%	$2,866	$4,636	Commenced drilling December 2009.
				Results expected in April 2010.
Non-producing Properties
Alpha Project	3.75%	$2,334	$6,326	Completion efforts ongoing.
				Production expected second quarter 2011.
Raven Project	25.0%	$4,629	$7,222	Completion efforts ongoing.
				Production expected August 2010.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2010,  for the period February 3, 2009 (Inception) through March 31, 2009 and for the period February 3, 2009 (Inception) through March 31, 2010 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.  The Fund began business activities on March 2, 2009, when it initiated its private offering of shares.

		For the period	For the period
		February 3, 2009	February 3, 2009
	Three months ended	(Inception) through	(Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010
	(in thousands)
Revenue
Oil and gas revenue	$-	$-	$-

Expenses
Investment fees to affiliate	-	122	1,860
Management fees to affiliate	257	5	895
Geological costs	217	172	514
General and administrative expenses	50	15	703
Total expenses	524	314	3,972

Loss from operations	(524)	(314)	(3,972)
Other income
Interest income	8	-	23
Net loss	(516)	(314)	(3,949)
Other comprehensive loss
Unrealized loss on marketable securities	(12)	-	(12)
Total comprehensive loss	$(528)	$(314)	$(3,961)

Oil and Gas Revenue.   From its inception through March 31, 2010, the Fund has not earned oil and gas revenue and is considered an exploratory stage enterprise.

Investment Fees to Affiliate.  Investment fees for the period February 3, 2009 (Inception) through March 31, 2009 and for the period February 3, 2009 (Inception) through March 31, 2010 were $0.1 million and $1.9 million, respectively, consisting of a one-time investment fee paid to the Manager for the service of investigating and evaluating investment opportunities and effecting transactions.   There were no investment fees incurred during the three months ended March 31, 2010.

Management Fees to Affiliate.  Management fees for the three months ended March 31, 2010, for the period February 3, 2009 (Inception) through March 31, 2009 and for the period February 3, 2009 (Inception) through March 31, 2010 were $0.3 million, $5 thousand and $0.9 million, respectively.  An annual management fee, totaling 2.5% of the total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Geological Costs.  Geological costs for the three months ended March 31, 2010, for the period February 3, 2009 (Inception) through March 31, 2009, and for the period February 3, 2009 (Inception) through March 31, 2010 were $0.2 million, $0.2 million and $0.5 million, respectively, consisting of costs incurred to obtain seismic data, surveys, and lease rentals for the Alpha, Pearl and Raven projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

		For the period	For the period
		February 3, 2009	February 3, 2009
	Three months ended	(Inception) through	(Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010
	(in thousands)
Accounting fees	$36	$15	$105
Trust fees and other	11	-	33
Insurance expense	3	-	565
	$50	$15	$703

Accounting fees represent audit and tax preparation fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts. Insurance expense represents premiums related to control of well insurance, which varies dependent upon the number of wells drilling and directors’ and officers’ liability insurance.

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. government backed securities.  Interest income for the three months ended March 31, 2010 and for the period February 3, 2009 (Inception) through March 31, 2010 was $8 thousand and $23 thousand, respectively.  The Fund did not earn interest income during the period February 3, 2009 (Inception) through March 31, 2009.

Unrealized Loss on Marketable Securities.  The Fund purchased an available-for-sale U.S. Government National Mortgage Association security, which matures in June 2039.  Unrealized losses related to the security’s change in fair value are recorded in other comprehensive income until realized.  The Fund recorded unrealized losses of $12 thousand during the three months ended March 31, 2010 and for the period February 3, 2009 (Inception) through March 31, 2010.  For the period February 3, 2009 (Inception) through March 31, 2009 there was no unrealized loss on marketable securities.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the three months ended March 31, 2010 were $1.0 million, primarily related to payments for control of well insurance of $0.5 million, management fees of $0.3 million, and geological costs of $0.2 million.

There were no cash flows from operating activities for the period February 3, 2009 (Inception) through March 31, 2009.

Cash flows used in operating activities for the period February 3, 2009 (Inception) through March 31, 2010 were $3.9 million, related to investment fees of $1.9 million, management fees of $0.9 million, general and administrative expenses of $0.7 million and geological costs of $0.5 million partially offset by favorable working capital of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2010 were $0.4 million related to capital expenditures for oil and gas properties, inclusive of advances.

There were no cash flows from investing activities for the period February 3, 2009 (Inception) through March 31, 2009.

Cash flows used in investing activities for the period February 3, 2009 (Inception) through March 31, 2010 were $28.0 million related to the purchase of U.S. treasury securities of $27.0 million, capital expenditures for oil and gas properties, inclusive of advances, totaling $9.1 million, and the funding of the salvage fund for $1.0 million partially offset by proceeds from the maturity of U.S. treasury securities of $9.0 million.

Financing Cash Flows
Cash flows provided by financing activities for the three months ended March 31, 2010 were $24 thousand, related to capital contributions received of $25 thousand partially offset by syndication costs paid of $1 thousand.

Cash flows provided by financing activities for the period February 3, 2009 (Inception) through March 31, 2009 were $2.3 million, related to capital contributions received of $2.3 million.

Cash flows provided by financing activities for the period February 3, 2009 (Inception) through March 31, 2010 were $36.3 million, related to capital contributions received of $41.1 million partially offset by syndication costs paid of $4.8 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $16.1 million related to its investment properties.

When the Manager makes a decision to participate in an exploratory project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated.  If an exploratory well is deemed a dry hole or if it is determined to be un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will naturally be limited, and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing existing cash on-hand, short-term investments and income earned therefrom.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.  Generally, all or a portion of the management fee is paid from operating income and interest income, although the management fee can be paid out of capital contributions; however, this is not the Fund’s intent.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2010 or December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any contracts.  No contractual obligations exist at March 31, 2010 or December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY A-1 FUND, LLC
Dated:	April 22, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	April 22, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)