Form 10-Q
period 2010-06-30
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2010-07-22
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

As of July 22, 2010 there are 207.7026 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY A-1 FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,570	$5,890
Short-term investment in marketable securities	10,012	18,000
Other current assets	1	7
Total current assets	15,583	23,897
Salvage fund	1,013	1,005

Oil and gas properties:
Advances to operators for working interests and expenditures	43	2,713
Unproved properties	2,334	6,669
Proved properties	11,143	-
Total oil and gas properties	13,520	9,382
Total assets	$30,116	$34,284

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$997	$773
Accrued expenses	70	630
Total current liabilities	1,067	1,403

Asset retirement obligations	479	-
Total liabilities	1,546	1,403

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Deficit accumulated during the exploratory stage	(321)	(193)
Manager's total	(321)	(193)

Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Subscription receivable	-	(25)
Deficit accumulated during the exploratory stage	(7,450)	(3,240)
Shareholders' total	28,889	33,074
Accumulated other comprehensive gain	2	-
Total members' capital	28,570	32,881
Total liabilities and members' capital	$30,116	34,284

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share data)

				For the period	For the period
				February 3, 2009	February 3, 2009
	Three months ended		Six months ended	(Inception) through	(Inception) through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Revenue
Oil and gas revenue	$-	$-	$-	$-	$-

Expenses
Dry-hole costs	3,233	-	3,233	-	3,233
Impairment of unproved properties	245	-	245	-	245
Investment fees to affiliate (Note 6)	-	1,170	-	1,291	1,860
Management fees to affiliate (Note 6)	257	159	514	165	1,152
Operating expenses	44	-	261	172	558
General and administrative expenses	57	22	107	37	760
Total expenses	3,836	1,351	4,360	1,665	7,808
Loss from operations	(3,836)	(1,351)	(4,360)	(1,665)	(7,808)
Other income
Interest income	14	-	22	-	37
Net loss	(3,822)	(1,351)	(4,338)	(1,665)	(7,771)
Other comprehensive income
Unrealized gain on marketable securities	14	-	2	-	2
Total comprehensive loss	$(3,808)	$(1,351)	$(4,336)	$(1,665)	$(7,769)

Manager Interest
Net loss	$(81)	$(202)	$(128)	$(225)	$(321)

Shareholder Interest
Net loss	$(3,741)	$(1,149)	$(4,210)	$(1,440)	$(7,450)
Net loss per share	$(18,011)	$(5,532)	$(20,269)	$(6,933)	$(35,869)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

		For the period	For the period
		February 3, 2009	February 3, 2009
	Six months ended	(Inception) through	(Inception) through
	June 30, 2010	June 30, 2009	June 30, 2010

Cash flows from operating activities
Net loss	$(4,338)	$(1,665)	$(7,771)
Adjustments to reconcile net loss to net cash
used in operating activities:
Dry-hole costs	3,233	-	3,233
Impairment of unproved properties	245	-	245
Accretion expense	4	-	4
Interest earned on marketable securities	(16)	-	(25)
Changes in assets and liabilities:
Decrease (increase) in other current assets	6	-	(1)
(Decrease) increase in due to affiliates	(1)	112	-
(Decrease) increase in accrued expenses	(558)	221	70
Net cash used in operating activities	(1,425)	(1,332)	(4,245)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(43)	-	(43)
Capital expenditures for oil and gas properties	(6,874)	(336)	(15,483)
Proceeds from the maturity of investments	8,004	-	17,012
Investment in marketable securities	-	-	(26,999)
Investment in salvage fund	(6)	-	(1,011)
Net cash provided by (used in) investing activities	1,081	(336)	(26,524)

Cash flows from financing activities
Contributions from shareholders	25	27,766	41,143
Syndication costs	(1)	(3,153)	(4,804)
Net cash provided by financing activities	24	24,613	36,339
Net (decrease) increase in cash and cash equivalents	(320)	22,945	5,570
Cash and cash equivalents, beginning of period	5,890	-	-
Cash and cash equivalents, end of period	$5,570	$22,945	$5,570

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$2,713	$-	$-

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

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2009 financial statements and notes thereto included in the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At June 30, 2010, the Fund’s bank balances exceeded federally insured limits by $5.5 million, of which $4.7 was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At June 30, 2010, the Fund had short-term, held-to-maturity investments of $10.0 million, which mature in August 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2010, the Fund had investments within its salvage fund in U.S. Treasury securities totaling $0.4 million, which mature in January 2012 and are classified as held-to-maturity, and federal agency mortgage-backed securities totaling $0.5 million, which mature in June 2039 and are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  The following table is a summary of available-for-sale investments at June 30, 2010:

Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Available-for-Sale	(in thousands)
Government National Mortgage Association securities	$458	$2	$460

The unrealized gains on the Fund's investment in federal agency mortgage-backed securities were caused by interest rate decreases. The Fund purchased these securities at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Fund’s investments.

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

At June 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $1.0 million and $0.8 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.   The following table presents changes in asset retirement obligations for the six months ended June 30, 2010 and the year ended December 31, 2009.

	June 30, 2010	December 31, 2009
	(in thousands)
Balance - Beginning of period	$-	$-
Liabilities incurred	475	-
Liabilities settled	-	-
Accretion expense	4	-
Balance - End of period	$479	$-

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  During the three and six months ended June 30, 2010 and for the period February 3, 2009 (Inception) through June 30, 2010, the Fund recorded an impairment charge of $0.2 million, representing the carrying cost of the Pearl project, resulting from the Fund’s election to no longer proceed with the drilling of this well.

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

3.   Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective for the Fund beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Fund’s financial statements.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on the Fund’s financial statements.

4.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2010, the Fund had no capitalized exploratory well costs in excess of one year.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.  As a result of the explosion and resultant oil spill, the U.S. government has placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.   On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court's ruling.  However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  As of the date of this filing, neither the Fund’s producing property nor the completion efforts for the Carrera, Alpha and Raven projects have been impacted by the moratorium.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three and six months ended June 30, 2010 and the period February 3, 2009 (Inception) through June 30, 2010, the Fund recorded $3.2 million in dry-hole costs related to the Dakota Project.

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

6.   Related Parties

During the three months ended June 30, 2009, for the period February 3, 2009 (Inception) through June 30, 2009 and for the period February 3, 2009 (Inception) through June 30, 2010, the Fund incurred a one-time investment fee of approximately 4.5% of initial capital contributions of $1.2 million, $1.3 million and $1.9 million, respectively, payable to the Manager.  Such fees were payable for services of investigating and evaluating investment opportunities and effecting transactions and are expensed as incurred.  There were no investment fees incurred during the three and six months ended June 30, 2010.

During the three months ended June 30, 2009, for the period February 3, 2009 (Inception) through June 30, 2009 and for the period February 3, 2009 (Inception) through June 30, 2010, the Fund incurred an offering fee, payable to the Manager, totaling $0.9 million, $1.0 million and $1.4 million, respectively, which approximated 3.5% of capital contributions directly related to the offer and sale of shares.  Additionally, the Fund paid commissions and placement fees to Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, of $0.1 million and $0.4 million, respectively.  At June 30, 2010 and December 31, 2009, such fees were included in syndication costs of $4.8 million.  There were no offering fees incurred during the three and six months ended June 30, 2010.

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010, for the period February 3, 2009 (Inception) through June 30, 2009 and for the period February 3, 2009 (Inception) through June 30, 2010 were $0.3 million, $0.2 million, $0.5 million, $0.2 million and  $1.2 million, respectively.

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

7.   Fair Value Measurements

At June 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, salvage fund and accrued expenses approximate fair value.  At June 30, 2010, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2010, the Fund had committed to spend an additional $6.6 million related to its investment properties, all of which is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

9.   Subsequent Events

The Fund has assessed the impact of subsequent events through the date of issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2009 Registration Statement on Form 10.

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

Business Update

The Fund currently owns working interests in the following wells.

		Total Spent	Total
	Working	through	Estimated
	Interest	June 30, 2010	Budget	Status
Producing Properties
Liberty Project	2.0%	$3,071	$3,135	Well completed and production commenced July 2010.

Non-producing Properties
Carrera Project	2.0%	$2,316	$3,168	Completion efforts ongoing.
				Production expected fourth quarter 2010.
Alpha Project	3.75%	$2,334	$6,246	Completion efforts ongoing.
				Production expected second quarter 2011.
Raven Project	25.0%	$5,324	$7,092	Completion efforts ongoing.
				Production expected September 2010.
Dry Holes
Dakota Project	7.0%	$3,233	N/A	Commenced drilling December 2009; dry
				hole determination May 2010.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.  As a result of the explosion and resultant oil spill, the U.S. government has placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.   On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court's ruling.  However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  As of the date of this filing, neither the Fund’s producing property nor the completion efforts for the Carrera, Alpha and Raven projects have been impacted by the moratorium.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.  A prolonged interruption may adversely impact the Fund’s financial position, results of operations and cash flows.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010, for the period February 3, 2009 (Inception) through June 30, 2009 and for the period February 3, 2009 (Inception) through June 30, 2010 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.  The Fund began business activities on March 2, 2009, when it initiated its private offering of shares.

				For the period	For the period
				February 3, 2009	February 3, 2009
	Three months ended		Six months ended	(Inception) through	(Inception) through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
	(in thousands)
Revenue
Oil and gas revenue	$-	$-	$-	$-	$-

Expenses
Dry-hole costs	3,233	-	3,233	-	3,233
Impairment of unproved properties	245	-	245	-	245
Investment fees to affiliate	-	1,170	-	1,291	1,860
Management fees to affiliate	257	159	514	165	1,152
Operating expenses	44	-	261	172	558
General and administrative expenses	57	22	107	37	760
Total expenses	3,836	1,351	4,360	1,665	7,808

Loss from operations	(3,836)	(1,351)	(4,360)	(1,665)	(7,808)
Other income
Interest income	14	-	22	-	37
Net loss	(3,822)	(1,351)	(4,338)	(1,665)	(7,771)
Other comprehensive income
Unrealized gain on marketable securities	14	-	2	-	2
Total comprehensive loss	$(3,808)	$(1,351)	$(4,336)	$(1,665)	$(7,769)

Oil and Gas Revenue.   From its inception through June 30, 2010, the Fund has not earned oil and gas revenue and is considered an exploratory stage enterprise.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three and six months ended June 30, 2010 and the period February 3, 2009 (Inception) through June 30, 2010, the Fund recorded $3.2 million in dry-hole costs related to the Dakota Project.  The Fund did not incur dry-hole costs during the 2009 periods.

Impairment of Unproved Properties.  During the three and six months ended June 30, 2010 and for the period February 3, 2009 (Inception) through June 30, 2010, the Fund recorded an impairment charge of $0.2 million, representing the carrying cost of the Pearl project, resulting from the Fund’s election to no longer proceed with the drilling of this well.  The Fund did not record impairment charges during the 2009 periods.

Investment Fees to Affiliate.  Investment fees for the three months ended June 30, 2009, for the period February 3, 2009 (Inception) through June 30, 2009 and for the period February 3, 2009 (Inception) through June 30, 2010 were $1.2 million, $1.3 million and $1.9 million, respectively, consisting of a one-time investment fee paid to the Manager for the service of investigating and evaluating investment opportunities and effecting transactions.   There were no investment fees incurred during the three and six months ended June 30, 2010.

Management Fees to Affiliate.  Management fees for the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010, for the period February 3, 2009 (Inception) through June 30, 2009 and for the period February 3, 2009 (Inception) through June 30, 2010 were $0.3 million, $0.2 million, $0.5 million, $0.2 million and $1.2 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include geological costs and accretion expense as detailed in the following table.

				For the period	For the period
				February 3, 2009	February 3, 2009
	Three months ended		Six months ended	(Inception) through	(Inception) through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
	(in thousands)
Geological costs	$40	$-	$257	$172	$554
Accretion expense	4	-	4	-	4
	$44	$-	$261	$172	$558

Geological costs for the three and six months ended June 30, 2010, for the period February 3, 2009 (Inception) through June 30, 2009 and for the period February 3, 2009 (Inception) through June 30, 2010 consist of costs incurred to obtain seismic data, surveys, and lease rentals for the Liberty, Carrera, Alpha and Raven projects.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

				For the period	For the period
				February 3, 2009	February 3, 2009
	Three months ended		Six months ended	(Inception) through	(Inception) through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
	(in thousands)
Accounting fees	$46	$16	$82	$31	$151
Trust fees and other	9	6	20	6	42
Insurance expense	2	-	5	-	567
	$57	$22	$107	$37	$760

Accounting fees represent audit and tax preparation fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts. Insurance expense represents premiums related to control of well insurance, which varies dependent upon the number of wells drilling and directors’ and officers’ liability insurance.

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. government backed securities.  Interest income for the three and six months ended June 30, 2010 and for the period February 3, 2009 (Inception) through June 30, 2010 was $14 thousand, $22 thousand and $37 thousand, respectively.  The Fund did not earn interest income during the three months ended June 30, 2009 and for the period February 3, 2009 (Inception) through June 30, 2009.

Unrealized Gains on Marketable Securities.  In 2010, the Fund purchased an available-for-sale U.S. Government National Mortgage Association security, which matures in June 2039.  Unrealized gains related to the security’s change in fair value are recorded in other comprehensive income until realized.  The Fund recorded unrealized gains of $14  thousand during the three months ended June 30, 2010.  During the six months ended June 30, 2010 and for period February 3, 2009 (Inception) through June 30, 2010, the Fund recorded unrealized gains of $2 thousand.  The Fund did not incur unrealized gains or losses on marketable securities during the 2009 periods.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2010 were $1.4 million, primarily related to payments for control of well insurance of $0.6 million, management fees of $0.5 million, geological costs of $0.3 million and general and administrative expenses of $0.1 million.

Cash flows used in operating activities for the period February 3, 2009 (Inception) through June 30, 2009 were $1.3 million, primarily related to payments of investment fees of $1.2 million and management fees of $0.2 million.

Cash flows used in operating activities for the period February 3, 2009 (Inception) through June 30, 2010 were $4.2 million, related to investment fees of $1.9 million, management fees of $1.2 million, general and administrative expenses of $0.7 million and geological costs of $0.5 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2010 were $1.1 million, primarily related to proceeds from the maturity of U.S. Treasury securities totaling $8.0 million, partially offset by capital expenditures for oil and gas properties totaling $6.9 million, inclusive of advances.

Cash flows used in investing activities for the period February 3, 2009 (Inception) through June 30, 2009 were $0.3 million related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the period February 3, 2009 (Inception) through June 30, 2010 were $26.5 million related to the purchase of U.S. treasury securities of $27.0 million, capital expenditures for oil and gas properties, inclusive of advances, totaling $15.5 million, and the funding of the salvage fund for $1.0 million, partially offset by proceeds from the maturity of U.S. treasury securities of $17.0 million.

Financing Cash Flows
Cash flows provided by financing activities for the six months ended June 30, 2010 were $24 thousand, related to capital contributions received of $25 thousand, partially offset by syndication costs paid of $1 thousand.

Cash flows provided by financing activities for the period February 3, 2009 (Inception) through June 30, 2009 were $24.6 million, related to capital contributions received of $27.8 million, partially offset by syndication costs paid of $3.2 million.

Cash flows provided by financing activities for the period February 3, 2009 (Inception) through June 30, 2010 were $36.3 million, related to capital contributions received of $41.1 million, partially offset by syndication costs paid of $4.8 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $6.6 million related to its investment properties, all of which is expected to be spent during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will be limited, and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY A-1 FUND, LLC
Dated:	July 22, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 22, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)