Form 10-Q
period 2010-09-30
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2010-10-26
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of October 26, 2010 the Fund had 207.7026 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,784	$5,890
Short-term investment in marketable securities	-	18,000
Production receivable	446	-
Other current assets	249	7
Total current assets	13,479	23,897
Salvage fund	1,030	1,005

Oil and gas properties:
Advances to operators for working interests and expenditures	308	2,713
Unproved properties	2,290	6,669
Proved properties	12,486	-
Less: accumulated depletion and amortization	(295)	-
Total oil and gas properties	14,789	9,382
Total assets	$29,298	$34,284

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$213	$773
Accrued expenses	46	630
Total current liabilities	259	1,403

Asset retirement obligations	481	-
Total liabilities	740	1,403

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(3)	-
Accumulated deficit	(276)	(193)
Manager's total	(279)	(193)

Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Subscription receivable	-	(25)
Distributions	(18)	-
Accumulated deficit	(7,497)	(3,240)
Shareholders' total	28,824	33,074
Accumulated other comprehensive gain	13	-
Total members' capital	28,558	32,881
Total liabilities and members' capital	$29,298	34,284

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

				For the period
				February 3, 2009
	Three months ended September 30,		Nine months ended	(Inception) through
	2010	2009	September 30, 2010	September 30, 2009
Revenue
Oil and gas revenue	$772	$-	$772	$-

Expenses
Depletion and amortization	295	-	295	-
Dry-hole costs	-	-	3,233	-
Impairment of unproved properties	-	-	245	-
Investment fees to affiliate (Note 6)	-	421	-	1,712
Management fees to affiliate (Note 6)	233	214	747	379
Operating expenses	89	8	350	180
General and administrative expenses	167	380	274	417
Total expenses	784	1,023	5,144	2,688
Loss from operations	(12)	(1,023)	(4,372)	(2,688)
Other income
Interest income	10	5	32	5
Net loss	(2)	(1,018)	(4,340)	(2,683)
Other comprehensive income
Unrealized gain on marketable securities	11	-	13	-
Total comprehensive income (loss)	$9	$(1,018)	$(4,327)	$(2,683)

Manager Interest
Net income (loss)	$45	$(152)	$(83)	$(377)

Shareholder Interest
Net loss	$(47)	$(866)	$(4,257)	$(2,306)
Net loss per share	$(226)	$(4,169)	$(20,495)	$(11,102)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

		For the period
		February 3, 2009
	Nine months ended	(Inception) through
	September 30, 2010	September 30, 2009

Cash flows from operating activities
Net loss	$(4,340)	$(2,683)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	295	-
Dry-hole costs	3,233	-
Impairment of unproved properties	245	-
Accretion expense	9	-
Interest earned on marketable securities	(20)	(4)
Changes in assets and liabilities:
Increase in production receivable	(446)	-
Increase in other current assets	(11)	(9)
Increase in due to operators	97	-
(Decrease) increase in accrued expenses	(583)	500
Net cash used in operating activities	(1,521)	(2,196)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(308)	(45)
Capital expenditures for oil and gas properties	(9,288)	(1,706)
Proceeds from the maturity of investments	18,020	-
Investment in marketable securities	-	(9,000)
Investment in salvage fund	(12)	(1,005)
Net cash provided by (used in) investing activities	8,412	(11,756)

Cash flows from financing activities
Contributions from shareholders	25	37,475
Syndication costs	(1)	(4,162)
Distributions	(21)	-
Net cash provided by financing activities	3	33,313
Net increase in cash and cash equivalents	6,894	19,361
Cash and cash equivalents, beginning of period	5,890	-
Cash and cash equivalents, end of period	$12,784	$19,361

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs
	$2,713	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy A-1 Fund, LLC (the "Fund"), a Delaware limited liability company, was formed on February 3, 2009 and operates pursuant to a limited liability company agreement (the “LLC Agreement") dated as of March 2, 2009 by and among Ridgewood Energy Corporation (the "Manager"), and the shareholders of the Fund.  The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. In July 2010, the Fund began earning revenue and as a result was determined by the Manager to no longer be an exploratory stage enterprise.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $4.6 million, of which $4.1 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  The Fund had no short-term held-to-maturity investments at September 30, 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2010, the Fund had held-to-maturity investments within its salvage fund in U.S. Treasury securities of $0.4 million, which mature in January 2012 and federal agency mortgage-backed securities of $0.4 million and $0.2 million, which mature in June 2039 and April 2040, respectively, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  The following table is a summary of available-for-sale investments at September 30, 2010:

Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Available-for-Sale	(in thousands)
Government National Mortgage Association securities	$577	$13	$589

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

Capitalized acquisition costs of producing oil and gas properties are depleted by the units-of-production method.

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.1 million and $0.8 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.   The following table presents changes in asset retirement obligations for the nine months ended September 30, 2010.  The Fund did not incur an asset retirement obligation during the period February 3, 2009 (Inception) through December 31, 2009.

	September 30, 2010	December 31, 2009
	(in thousands)
Balance - Beginning of period	$-	$-
Liabilities incurred	472	-
Liabilities settled	-	-
Accretion expense	9	-
Balance - End of period	$481	$-

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

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the under produced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  During the nine months ended September 30, 2010, the Fund recorded an impairment of $0.2 million, representing the carrying cost of the Pearl project, resulting from the Fund’s election to no longer proceed with the drilling of this well.  The Fund did not record any impairments during the three months ended September 30, 2010 or 2009 or during the period February 3, 2009 (Inception) through September 30, 2009.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

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

4.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2010, the Fund had no capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the nine months ended September 30, 2010, the Fund recorded $3.2 million in dry-hole costs related to the Dakota Project.  The Fund did not record dry-hole costs for the three months ended September 30, 2010 and 2009 and for the period February 3, 2009 (Inception) through September 30, 2009.

5.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.  Certain shares have early investment incentive rights, as defined in the LLC Agreement, of $16 thousand per share.  Additionally, shareholders without early investment incentive rights may participate in an advance cash flow distribution, as defined in the LLC Agreement, of $6 thousand per share.  The Fund commenced advance distributions and distributions to early investors in September 2010.

Distributions to shareholders are allocated in proportion to the number of shares held.  The Manager determines whether available cash from operations, as defined in the LLC Agreement, will be distributed. Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

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

6.   Related Parties

During the three months ended September 30, 2009 and for the period February 3, 2009 (Inception) through September 30, 2009, the Fund incurred a one-time investment fee of approximately 4.5% of initial capital contributions of $0.4 million and $1.7 million, respectively, payable to the Manager.  Such fees were payable for services of investigating and evaluating investment opportunities and effecting transactions and are expensed as incurred.  There were no investment fees incurred during the three and nine months ended September 30, 2010.

During the three months ended September 30, 2009, for the period February 3, 2009 (Inception) through September 30, 2009, the Fund incurred an offering fee, payable to the Manager, totaling $0.3 million and $1.3 million, respectively, which approximated 3.5% of capital contributions directly related to the offer and sale of shares.  Additionally, the Fund paid commissions and placement fees to Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, of $0.1 million and $0.4 million, respectively.  At September 30, 2010 and December 31, 2009, such fees were included in syndication costs of $4.8 million.  There were no offering fees incurred during the three and nine months ended September 30, 2010.

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2010 and 2009 were $0.2 million.  Management fees  for the nine months ended September 30, 2010 and for the period February 3, 2009 (Inception) through September 30, 2009 were $0.7 million and $0.4 million, respectively.

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

7.   Fair Value Measurements

At September 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2010, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2010, the Fund had committed to spend an additional $4.3 million related to its investment properties, of which $4.1 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its Registration Statement on Form 10 filed on February 18, 2010.

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

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Revenues are subject to market pricing for oil and natural gas, which has been extremely volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	through	Estimated
	Interest	September 30, 2010	Budget	Status
Non-producing Properties
Carrera Project	2.0%	$2,842	$3,089	Completion efforts ongoing. Production expected January 2011.
Alpha Project	3.75%	$2,290	$6,351	Completion efforts ongoing. Production expected May 2011.
Producing Properties
Liberty Project	2.0%	$2,994	$2,994	Well completed and production commenced July 2010.
Raven Project	25.0%	$6,486	$6,486	Well completed and production commenced September 2010.
Dry Holes
Dakota Project	7.0%	$3,233	N/A	Commenced drilling December 2009; dry hole determination May 2010.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deep water of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing.  Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended September 30, 2010 and 2009, for the nine months ended September 30, 2010, and for the period February 3, 2009 (Inception) through September 30, 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

				For the period
				February 3, 2009
	Three months ended September 30,		Nine months ended	(Inception) through
	2010	2009	September 30, 2010	September 30, 2009
	(in thousands)
Revenue
Oil and gas revenue	$772	$-	$772	$-

Expenses
Depletion and amortization	295	-	295	-
Dry-hole costs	-	-	3,233	-
Impairment of unproved properties	-	-	245	-
Investment fees to affiliate	-	421	-	1,712
Management fees to affiliate	233	214	747	379
Operating expenses	89	8	350	180
General and administrative expenses	167	380	274	417
Total expenses	784	1,023	5,144	2,688

Loss from operations	(12)	(1,023)	(4,372)	(2,688)
Other income
Interest income	10	5	32	5
Net loss	(2)	(1,018)	(4,340)	(2,683)
Other comprehensive income
Unrealized gain on marketable securities	11	-	13	-
Total comprehensive income (loss)	$9	$(1,018)	$(4,327)	$(2,683)

Oil and Gas Revenue.   Oil and gas revenue for each of the three and nine months ended September 30, 2010 was $0.8 million related to the Liberty and Raven projects, which commenced production in July 2010 and September 2010, respectively.  Prior to July 2010, the Fund had no producing wells and therefore no operating revenue.  During the three and nine months ended September 30, 2010, the Fund sold 6 thousand barrels of oil at an average price of $74 per barrel and 67 thousand mcf of gas at an average price of $4.07 per mcf.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2010 was $0.3 million, related to the Liberty and Raven Projects, which commenced production in July 2010 and September 2010, respectively.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the nine months ended September 30, 2010, the Fund recorded $3.2 million in dry-hole costs related to the Dakota Project.  The Fund did not incur dry-hole costs during the three months ended September 30, 2010 and 2009 and during the period February 3, 2009 (Inception) through September 30, 2009.

Impairment of Unproved Properties.  During the nine months ended September 30, 2010, the Fund recorded an impairment charge of $0.2 million, representing the carrying cost of the Pearl project, resulting from the Fund’s election to no longer proceed with the drilling of this well.  The Fund did not record impairment charges during the three months ended September 30, 2010 and 2009 and during the period February 3, 2009 (Inception) through September 30, 2009.

Investment Fees to Affiliate.  Investment fees for the three months ended September 30, 2009 and for the period February 3, 2009 (Inception) through September 30, 2009 were $0.4 million and $1.7 million, respectively, consisting of a one-time investment fee paid to the Manager for the service of investigating and evaluating investment opportunities and effecting transactions.   There were no investment fees incurred during the three and nine months ended September 30, 2010.

Management Fees to Affiliate.    Management fees for each of the three months ended September 30, 2010 and 2009 were $0.2 million.  Management fees for the nine months ended September 30, 2010 and for the period February 3, 2009 (Inception) through September 30, 2009 were $0.7 million and $0.4 million, respectively. An annual management fee, totaling 2.5% of the total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

				For the period
				February 3, 2009
	Three months ended September 30,		Nine months ended	(Inception) through
	2010	2009	September 30, 2010	September 30, 2009
	(in thousands)
Geological costs	$26	$8	$283	$180
Lease operating expense	$58	-	58	-
Accretion expense	5	-	9	-
	$89	$8	$350	$180

Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals for the Liberty, Carrera, Alpha and Raven projects.  Lease operating expense was related to the onset of production for the Liberty and Raven projects.  For the three and nine months ended September 30, 2010, the average production cost was $0.52 per mcfe.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

				For the period
				February 3, 2009
	Three months ended September 30,		Nine months ended	(Inception) through
	2010	2009	September 30, 2010	September 30, 2009
	(in thousands)
Insurance expense	$125	$358	$130	$358
Accounting fees	36	19	118	50
Trust fees and other	6	3	26	9
	$167	$380	$274	$417

Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling and directors’ and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. government backed securities.  Interest income for the three months ended September 30, 2010 was $10 thousand, a $5 thousand increase from the three months ended September 30, 2009.  Interest income for the nine months ended September 30, 2010 was $32 thousand, a $27 thousand increase from the period February 3, 2009 (Inception) through September 30, 2009.  The increases for the three and nine month periods were attributable to an increase in average outstanding balances earning interest due to the timing of the Fund’s private offering, which commenced  in March 2009 and closed in October 2009, partially offset by ongoing capital expenditures.

Unrealized Gain on Marketable Securities.  In 2010, the Fund purchased two available-for-sale U.S. Government National Mortgage Association securities, which mature in June 2039 and April 2040.  Unrealized gains related to the securities’ changes in fair value are recorded in other comprehensive income until realized.  The Fund recorded unrealized gains of $11 thousand and $13 thousand during the three and nine months ended September 30, 2010, respectively.  The Fund did not incur unrealized gains or losses on marketable securities during the 2009 periods.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2010 were $1.5 million, primarily related to management fees of $0.7 million, payments for control of well insurance of $0.6 million, geological costs of $0.3 million and other general and administrative expenses of $0.2 million, partially offset by revenue received of $0.3 million.

Cash flows used in operating activities for the period February 3, 2009 (Inception) through September 30, 2009 were $2.2 million, primarily related to payments of investment fees of $1.6 million, management fees of $0.4 million and geological costs of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2010 were $8.4 million, primarily related to proceeds from the maturity of U.S. Treasury securities totaling $18.0 million, partially offset by capital expenditures for oil and gas properties totaling $9.6 million, inclusive of advances.

Cash flows used in investing activities for the period February 3, 2009 (Inception) through September 30, 2009 were $11.8 million, related to investments in U.S. Treasury securities of $9.0 million, capital expenditures for oil and gas properties of $1.8 million, inclusive of advances, and salvage fund investments totaling $1.0 million.

Financing Cash Flows
Cash flows provided by financing activities for the nine months ended September 30, 2010 were $3 thousand, related to capital contributions received of $25 thousand, partially offset by manager and shareholder distributions of $21 thousand and syndication costs paid of $1 thousand.

Cash flows provided by financing activities for the period February 3, 2009 (Inception) through September 30, 2009 were $33.3 million, related to capital contributions received of $37.5 million, partially offset by syndication costs paid of $4.2 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $4.3 million related to its investment properties, of which $4.1 million is expected to be spent during the next twelve months.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, short-term investments, if any, and income earned therefrom.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY A-1 FUND, LLC
Dated:	October 26, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 26, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)