Form 10-K
period 2010-12-31
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2011-02-18
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-53895

RIDGEWOOD ENERGY A-1 FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0921132 (I.R.S. Employer Identification No.)

14 Philips Parkway, Montvale, NJ 07645
(Address of principal executive offices) (Zip code)
(800) 942-5550
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Shares of LLC Membership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐   No  ☒

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
Yes ☐      No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

There is no market for the shares of LLC Membership Interest in the Fund.  As of February 17, 2011 there are 207.7026 shares of  LLC Membership Interest outstanding.

RIDGEWOOD ENERGY A-1 FUND, LLC
2010 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy A-1 Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the US Private Securities Litigation Reform Act of 1995 that are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods.  Examples of events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations.  Examples of forward-looking statements made herein include statements regarding future projects, investments and insurance.  Forward-looking statements made in this document speak only as of the date on which they are made.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

WHERE YOU CAN GET MORE INFORMATION

The Fund files annual, quarterly and current reports and certain other information with the Securities and Exchange Commission (“SEC”). Persons may read and copy any materials the Fund files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time.  Information may be obtained from the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

PART I

ITEM 1.  BUSINESS

Overview

The Fund is a Delaware limited liability company (“LLC”) formed on February 3, 2009 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

The Fund initiated its private placement offering on March 2, 2009, selling whole and fractional shares of membership interests (“Shares”), consisting of Limited Liability Shares of Membership Interests (“Limited Liability Shares”) and Investor GP Shares of Membership Interests (“Investor GP Shares”), primarily at $200 thousand per whole Share, with fractional interests being sold primarily at a price equal to such whole Share price times the amount of the fractional interest purchased. The Limited Liability Shares and the Investor GP Shares constitute a single class of securities as defined in Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  There is no public market for the Shares and one is not likely to develop. In addition, the Shares are subject to material restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Fund’s limited liability company agreement (the “LLC Agreement”) and applicable federal and state securities laws. The private placement offering was terminated on October 13, 2009. The Fund raised $41.1 million and after payment of $6.7 million in offering fees, commissions and investment fees, the Fund had $34.5 million for investments and operating expenses.

Manager

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) was founded in 1982. The Manager has direct and exclusive control over the management of the Fund’s operations. With respect to project investment, the Manager locates potential projects, conducts due diligence and negotiates and completes the transactions in which the investments are made. This includes review of existing title documents, reserve information, and other technical specifications regarding a project, and review and preparation of participation agreements and other agreements relating to an investment.  Additional information regarding the Manager is available through its website at www.ridgewoodenergy.com.  No information on such website shall be deemed to be included or incorporated by reference into this Form 10-K.

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

The Fund is required to pay all other expenses it may incur, including insurance premiums, expenses of preparing and printing periodic reports for shareholders and the SEC, commission fees, taxes, third-party legal, accounting and consulting fees, litigation expenses and other expenses. The Fund is required to reimburse the Manager for all such expenses paid on its behalf.

As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.  Management fees for the year ended December 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009 were $1.0 million and $0.6 million, respectively.  Additionally, the Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the year ended December 31, 2010 were $0.1 million.  No distributions were paid by the Fund during the period February 3, 2009 (Inception) through December 31, 2009.

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater oil and natural gas projects.  Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.  The Fund invests in the drilling and development of both shallow and deepwater oil and natural gas projects in the U.S. waters of Texas, Louisiana, and Alabama in the Gulf of Mexico, in partnership with exploration and production companies.  Although the Fund focus is primarily on exploratory oil and natural gas projects, it also investigates and, if appropriate, invests in non-exploratory projects, such as producing projects and projects that have proven undeveloped reserves, some of which may need capital to construct, install or acquire the necessary infrastructure assets, such as rigs, pipelines or other equipment needed to gather, process and transport oil or natural gas.  Some of these non-exploratory projects may also contain probable or possible reserves, which could be a factor in the purchase price paid by the Fund to acquire such projects.  The Fund rigorously screens and evaluates non-exploratory projects using the same investment screening and selection process used for exploratory stage projects, although, depending on the nature and type of a non-exploratory project, additional or different evaluative tools and processes may be needed by the Fund when evaluating such projects.

Investment Strategy

The Fund invests its capital with operators through working interest with such operators and, in some cases, other energy companies that also own or acquire working interests in the projects.  A working interest is an undivided fractional interest in a lease block acquired from the U.S. government or from an operator that has acquired the working interest.  A working interest includes the right to drill, produce and conduct operating activities and share in any resulting oil and natural gas production.  Operators will generally retain 25% to 50% interests in multiple drilling projects, rather than 100% interests in a few projects, in order to share risk, obtain independent technical validation and stretch exploration budgets that are split across numerous regions of the world.  Ridgewood Energy evaluates each project and its operator on an individual project basis, allowing the Fund to invest in what Ridgewood Energy believes are the projects with the most attractive risk/reward ratios.  Critical to the success of this approach is the ability of Ridgewood Energy to diversify the Fund’s portfolio across project types and operators.  Attributes sought in projects for investment include: depth of scientific analysis and preparation; strong potential project economics and favorable operating agreement terms; similarity to existing producing properties; and expertise of the operator in the proposed region/geology/technical environment.  Attractive characteristics of potential and existing operators include industry contacts and relationships, sophisticated geological and geophysical teams and a strong track record of success.  For certain of the Fund’s investments, the Fund may pay the operator a “promote” on the cost of the initial exploratory well, representing a larger share of the drilling costs.  For a successful well, all of the Fund’s subsequent costs, including completion costs for the exploratory well, the costs of all development wells, infrastructure costs such as production platforms and pipelines, and day-to-day operating costs for the life of the project, would be paid on a proportionate basis to its working interest ownership.

Investment Process
Although Ridgewood Energy’s model of investing fund capital with operators affords it access to industry-leading technical and engineering resources, Ridgewood Energy performs its own due diligence on, and independently evaluates, all of the projects in which the Fund invests and all investment decisions are based on the collective analysis of the Ridgewood Energy management team.  The Ridgewood Energy management team conducts an initial screening process to identify new project investment opportunities utilizing their training, experience and industry relationships.  Ridgewood Energy is selective as to which projects it pursues.  Key criteria that form part of the detailed evaluation include the identity of the operator and other partners, the technical quality of the project, access to existing infrastructure, drilling schedule and rig availability and project economics and terms.

Ridgewood Energy maintains an investment committee consisting of five members, which provides operational, financial, scientific and technical oil and gas expertise to the Fund (the “Investment Committee”).  Four members of the Investment Committee are based out of the Manager’s Montvale, New Jersey office and one member is based out of the Manager’s Houston, Texas office.  Once the technical and economic analyses of a potential project are complete and a project has been deemed to satisfy Ridgewood Energy’s technical criteria, provide an attractive economic risk/reward ratio, and fit within Ridgewood Energy’s diversification strategy, final investment approval is made by the Investment Committee.  When reviewing a project for final investment approval, the Investment Committee seeks to balance the economics of the projects, the potential sizes of the projects, the diversity of the operators, and the likely timing of new projects   The Investment Committee also considers the geological, financial and operating risks of the proposed project and compares these risks to the existing portfolio of Ridgewood Energy projects.  The Investment Committee further focuses on the initial well cost relative to the overall revenue potential of the project.

Participation and Joint Operating Agreements
Once Ridgewood Energy decides that a project is an appropriate investment for the Fund, the Fund will seek to enter into participation and joint operating agreements with the other working interest owners in a lease.  Ridgewood Energy negotiates these agreements with the goal of achieving the best possible economics and governance rights for the Fund in connection with acquiring the interest.  Under the joint operating agreement, proposals and decisions are made based on percentage ownership approvals and although an operator’s percentage ownership may constitute a majority ownership, operators generally seek consensus relating to project decisions.  As a result, Ridgewood Energy and other partners generally retain the right to make proposals and influence decisions involving certain operational matters associated with a project.  This approval discretion and the operator’s desire to execute the project efficiently and expeditiously can function to limit the operator’s inclination to act on its own, or against the interests of the participants in the project.

Project Information

Existing projects, and future projects, if any, are located in the waters of the Gulf of Mexico offshore from Texas, Louisiana and Alabama, in state waters or on the Outer Continental Shelf (“OCS”). The Outer Continental Shelf Lands Act (“OCSLA”), which was enacted in 1953, governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS.  See further discussion under the heading “Regulation” in this Item 1. “Business”.

Leases in the OCS are generally issued for a primary lease term of 5, 8 or 10 years, depending on the water depth of the lease block. The 5-year lease term is for blocks in water depths generally less than 400 meters, 8 years for depths between 400 meters and 800 meters and 10 years for depths in excess of 800 meters. During a primary lease term, except in limited circumstances, lessees are not subject to any particular requirements to conduct exploratory or development activities. However, once a lessee drills a well and begins production, the lease term is extended for the duration of commercial production.

The lessee of a particular block, for the term of the lease, has the right to drill and develop exploratory wells and conduct other activities throughout the block. If the initial well on the block is successful, a lessee, or third-party operator for a project, may conduct additional geological studies and may determine to drill additional or development wells. If a development well is to be drilled in the block, each lessee owning working interests in the block must be offered the opportunity to participate in, and cover the costs of, the development well up to that particular lessee’s working interest ownership percentage.

Royalty Payments
Generally, working interests in an offshore oil and natural gas lease under the OCSLA pay a 16.67% or 18.75% royalty to the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOE”) (formerly the Mineral Management Services) for shallow-water projects, dependent upon the lease date, and a 12.5% royalty to the BOE for deepwater projects. Therefore, the net revenue interest of the holders of 100% of the working interest in the projects in which the Fund will invest is between 81.25% and 83.33% of the total revenue for shallow-water projects and 87.5% of the total revenue for deepwater projects, and, such net revenue amount is further reduced by any other royalty burdens that apply to a lease block.  However, as described below, the BOE has adopted royalty relief for existing OCS leases for those who drill deep oil and natural gas projects.  Other than BOE royalties, the Fund does not have material royalty burdens.  In addition to the foregoing, the Fund’s working interests in leases located in state waters of the Gulf of Mexico, offshore Louisiana, pay a 25% royalty to the State of Louisiana.

Deep Gas Royalty Relief
On January 26, 2004, the BOE promulgated a rule providing incentives for companies to increase deep natural gas production in the Gulf of Mexico (the "Royalty Relief Rule"). Under the Royalty Relief Rule, lessees are eligible for royalty relief on their existing leases if they drill and perforate wells for new and deeper reserves at depths greater than 15,000 feet subsea. In addition, an even larger royalty relief is available for wells drilled and perforated deeper than 18,000 feet subsea. The Royalty Relief Rule does not extend to deep waters of the Gulf of Mexico off the Continental Shelf nor does it apply if the price of natural gas exceeds $10.57 (estimated) Million British Thermal Units (“mmbtu”), adjusted annually for inflation. The Royalty Relief Rule is limited to leases in a water depth less than 656 feet, or 200 meters.

Deepwater Royalty Relief
In addition to the Royalty Relief Rule promulgated by the BOE, the Deep Water Royalty Relief Act of 1995 (the “Deepwater Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production.  The Deepwater Relief Act expired in the year 2000 but was extended for qualified leases by the BOE to promote continued interest in deepwater.  For purposes of royalty relief, under the Deepwater Relief Act, the BOE defines deepwater as depths in excess of 656 feet, or 200 meters.  In order for a lease to be eligible for royalty relief under the Deepwater Relief Act, it must be located in the Gulf of Mexico and west of 87 degrees and 30 minutes West longitude (essentially the Florida-Alabama boundary).

Currently, for leases entered into after November 2000, the BOE assigns a lease a specific volume of royalty suspension based on how the suspension amount would affect the economics of the lease’s development.   Any such royalty suspension applicable to a particular lease is generally set forth in the lease auction materials prepared by the BOE.  The amount of the suspension, if any, is not determined by water depth levels (as it had been in the past) but rather based upon the BOE’s view of the characteristics and economics of the project.  For example, a project deemed relatively secure and safe, such as those near existing transportation infrastructure, may receive no royalty relief while a similar project far away from any such infrastructure or in an area deemed more risky may receive significant royalty relief.   As a result, unlike the royalty relief associated with deep drilling in shallow waters, there is no formulaic or predictable means of determining in advance whether, and to what extent, royalty relief would be available for a potential deepwater project.

Properties

Productive Wells
The following table sets forth the number of productive oil and natural gas wells in which the Fund owned an interest as of December 31, 2010.  Productive wells are producing wells and wells capable of production.  Gross wells are the total number of wells in which the Fund has an interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net

Oil and natural gas	2	0.27
Total	2	0.27

Acreage Data
The following table sets forth the Fund’s interests in developed and undeveloped oil and gas acreage as of December 31, 2010.  Ownership interests generally take the form of working interests in oil and gas leases that have varying terms.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

Developed Acres		Undeveloped Acres
Gross	Net	Gross	Net
6,436	284	18,326	624

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	December 31, 2010	Budget	Status
		(in thousands)
Non-producing Properties
Carrera Project	2.0%	$2,823	$3,101	Well completed; awaiting tie-back to the production facility, which is expected in second quarter 2011.

Alpha Project	3.75%	$4,133	$6,398	Completion efforts are ongoing. Production expected to commence second half of 2011.

Beta Project	2.0%	$1,260	$3,378	Acquired interest in October 2010. Drilling commenced March 2010, suspended during the moratorium, and currently expected to resume in second half of 2011.

Raven Project well #2	25.0%	$397	$5,443	Drilling commenced December 2010; results expected April 2011.

Producing Properties
Liberty Project	2.0%	$2,999	$2,999	Well completed and production commenced July 2010.

Raven Project well #1	25.0%	$6,466	$6,466	Well completed and production commenced September 2010.

Dry Holes
Dakota Project	7.0%	$3,233	N/A	Drilling commenced December 2009; dry hole determination May 2010.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing. Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six-month moratorium on deepwater drilling operations in the Gulf of Mexico, which was lifted effective October 12, 2010.  The U.S. government has also implemented additional safety and certification requirements applicable to drilling activities in the Gulf of Mexico.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

In April 2010, the Fund purchased a 2% working interest in two undeveloped wells, the Liberty Project and the Carrera Project, with proved reserves for a total purchase price of $4.8 million, which approximated fair value at the acquisition date.

Marketing/Customers

During 2010, the Fund had engaged a third-party marketer to sell the Fund’s proportionate share of oil and natural gas to the public market.  The Fund did not contract to sell oil and natural gas to customers and therefore, had no customers or any one or few major customers upon which it depends.  Effective December 2010, the Fund sells its oil and gas through an agent, Energy Upgrade, Inc.

The Fund’s current projects are near existing transportation infrastructure and pipelines.  The Manager believes that it is likely that oil and natural gas from the Fund’s future projects will have access to pipeline transportation and can be marketed through its agent.

Natural gas is sold in the spot market at prevailing prices, which fluctuate with demand as a result of related industry variables.  Oil is generally sold one month at a time at prevailing market prices.  Historically, the markets for, and prices of, oil and natural gas have been extremely volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence; therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  Low commodity prices could have an adverse affect on the Fund’s future profitability.

Seasonality

Generally, the Fund's business operations are not subject to seasonal fluctuations in the demand for oil and natural gas that would result in more of the Fund's oil and natural gas being sold, or likely to be sold, during one or more particular months or seasons. Once a project is producing, the operator of the project extracts oil and natural gas reserves throughout the year. Once extracted, oil and natural gas can be sold at any time during the year.

The Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather.  Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any damage or shut-ins, or production stoppages, due to hurricane activity in 2010.

Operator

The projects in which the Fund has invested are operated and controlled by unaffiliated third-party entities acting as operators. The operators are responsible for drilling, administration and production activities for leases jointly owned by working interest owners and act on behalf of all working interest owners under the terms of the applicable operating agreement. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases. Currently, the Fund's producing projects are operated by LLOG Exploration Offshore, Inc. and Phoenix Exploration Company LP.

Because the Fund does not operate any of the projects in which it has acquired an interest, shareholders not only bear the risk that the Manager will be able to select suitable projects, but also that, once selected, such projects will be managed prudently, efficiently and fairly by the operators.

Insurance

The Manager has obtained what it believes to be adequate insurance for the funds that it manages.  The Manager has obtained hazard, property, general liability and other insurance in commercially reasonable amounts to cover its projects, as well as general liability, directors’ and officers’ liability and similar coverage for its business operations. However, there is no assurance that such insurance will be adequate to protect the Fund from material losses related to the projects.  Further, for the policy period August 2009 through July 2010, the Manager did not obtain coverage for named windstorm.  As a result of the losses underwriters incurred from claims arising from Hurricane Ike, a named windstorm in September 2008, the Manager determined that the premiums sought by underwriters for, and the deductibles applicable to, coverage for named windstorm made obtaining such coverage for such policy period prohibitively expensive.  For the policy period August 2010 through July 2011, the Fund, through its operator, obtained windstorm coverage for the Liberty and Carrera projects.  In addition, the Manager's past practice has been to obtain insurance as a package that is intended to cover most, if not all, of the funds under its management.  The Manager re-evaluates the insurance coverage on an annual basis.  While the Manager believes it has obtained adequate insurance in accordance with customary industry practices, the possibility exists, depending on the extent of the incident, that insurance coverage may not be sufficient to cover all losses.  In addition, depending on the extent, nature and payment of any claims to the Fund's affiliates, yearly insurance limits may be exhausted and become insufficient to cover a claim made by the Fund in a given year.

Salvage Fund

As to projects in which the Fund owns a working interest, the Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for the Fund’s proportionate share of the anticipated cost of dismantling production platforms and facilities, plugging and abandoning the wells, and removing the platforms, facilities and wells in respect of the projects after the end of their useful lives, in accordance with applicable federal and state laws and regulations.  The Fund has deposited $1.0 million from capital contributions into a salvage fund, which, along with interest earned on this account, the Fund currently estimates to be sufficient to meet the Fund’s potential requirements. If, at any time, the Manager determines the salvage fund will not be sufficient to cover the Fund’s proportionate share of expense, the Fund may transfer amounts from capital contributions or operating income to fund the deficit.  Payments to the salvage fund will reduce the amount of cash distributions that may be made to investors by the Fund.  Any portion of a salvage fund that remains after the Fund pays its share of the actual salvage cost will be distributed to the shareholders. There are no legal restrictions on the withdrawal or use of the salvage fund.

Competition

Strong competition exists in the acquisition of oil and natural gas leases and in all sectors of the oil and natural gas exploration and production industry. Although the Fund does not compete for lease acquisitions from the BOE, it does compete with other companies for the acquisition of percentage ownership interests in oil and natural gas working interests in the secondary market.

In many instances, the Fund competes for projects with large independent oil and natural gas producers who generally have significantly greater access to capital resources, have a larger staff, and more experience in oil and natural gas exploration and production than the Fund. As a result, these larger companies are in a position that they could outbid the Fund for a project. However, because these companies are larger and have significant resources, they tend to focus more on projects that are larger, have greater reserve potential, and cost significantly more to explore and develop.  The focus of these companies on larger projects does not necessarily mean that they will not investigate and/or acquire projects for which the Fund typically competes.  The Manager is often able to win project participations ahead of such competitors for the following reasons: (i) Ridgewood Energy has an investment process that is not subject to the more layered decision-making processes that typically exist within larger oil and gas companies; such process enables Ridgewood Energy to assimilate financial, seismic and operational data in relation to a prospective project and efficiently assess the terms on which the project is being offered, which the Fund believes puts Ridgewood Energy in a position to reach an investment decision in advance of most large oil and gas companies, (ii)  Ridgewood Energy is an active exploration and production participant in the Gulf of Mexico, and as a result, the management team is in regular contact with operators and is able to contribute perspectives both from a geological and operational viewpoint, and (iii) Ridgewood Energy is typically not viewed as a competitor by the syndicating operator, as Ridgewood Energy does not participate in lease block sales but principally invests in drill-ready syndicated projects.

Employees

The Fund has no employees as the Manager operates and manages the Fund.

Offices

The principal executive office of each of the Fund and the Manager is located at 14 Philips Parkway, Montvale, NJ 07645, and their phone number is 800-942-5550. The Manager leases additional office space at 11700 Old Katy Road, Houston, TX 77079.  In addition, the Manager maintains leases for other offices that are used for administrative purposes for the Fund and other funds managed by the Manager.

Regulation

Oil and natural gas exploration, development and production activities are subject to extensive federal and state laws and regulations. Regulations governing exploration and development activities require, among other things, the Fund’s operators to obtain permits to drill projects and to meet bonding, insurance and environmental requirements in order to drill, own or operate projects. In addition, the location of projects, the method of drilling and casing projects, the restoration of properties upon which projects are drilled and the plugging and abandoning of projects are also subject to regulations.

The Fund owns projects that are located in the offshore waters of the Gulf of Mexico on the OCS. The Fund’s operations and activities are therefore governed by the OCSLA and certain other laws and regulations. The Fund owns interests in properties located in state waters of the Gulf of Mexico, for which such states regulate drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of such states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of natural gas and oil properties, and the levels of production from natural gas and oil wells.

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOE, an agency of the United States Department of Interior. The BOE administers federal offshore leases pursuant to regulations promulgated under the OCSLA. Lessees must obtain BOE approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency.  The Fund is not involved in the process of obtaining any such approvals or permits. Offshore operations are subject to numerous regulatory requirements, including stringent engineering and construction specifications related to offshore production facilities and pipelines and safety-related regulations concerning the design and operating procedures of these facilities and pipelines. BOE regulations also restrict the flaring or venting of production and proposed regulations would prohibit the flaring of liquid hydrocarbons and oil without prior authorization.

The BOE has also imposed regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. Under certain circumstances, the BOE may require operations on federal leases to be suspended or terminated. Any such suspension or termination could adversely affect the Fund’s operations and interests.

The BOE conducts auctions for lease blocks of submerged areas offshore. As part of the leasing activity and as required by the OCSLA, the leases auctioned include specified lease terms such as the duration of the lease, the amount of royalty to be paid, lease cancellation and suspension, and, to a limited degree, the planned activities of exploration and production to be conducted by the lessee. In addition, the OCSLA grants the Secretary of the Interior continuing oversight and approval authority over exploration plans throughout the term of the lease.

Sales and Transportation of Oil and Natural Gas

The Fund sells its proportionate share of oil and natural gas to the market through an agent or the joint operating agreement and receives market prices from such sales. These sales are not currently subject to regulation by any federal or state agency. However, in order for the Fund to make such sales, it is dependent upon unaffiliated pipeline companies whose rates, terms and conditions of transport are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). The rates, terms and conditions are regulated by FERC pursuant to a variety of statutes, including the OCSLA, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 1992. Generally, depending on certain factors, pipelines can charge rates that are either market-based or cost-of-service. In some circumstances, rates can be agreed upon pursuant to settlement. Thus, the rates that pipelines charge the Fund, although regulated, are beyond the Fund’s control. Nevertheless, such rates would apply uniformly to all transporters on that pipeline and, as a result, management does not anticipate that the impact to the Fund of any changes in such rates, terms or conditions would be materially different than the impact upon other oil or natural gas producers and marketers.

Environmental Matters and Regulation

The Fund’s operations are subject to pervasive environmental laws and regulations governing the discharge of materials into the air and water and the protection of aquatic species and habitats. However, although it shares the liability along with its other working interest owners for any environmental damage, most of the activities to which these environmental laws and regulations apply are conducted by the operator on the Fund’s behalf. Nevertheless, environmental laws and regulations to which its operations are subject may require the Fund, or the operator, to acquire permits to commence drilling operations, restrict or prohibit the release of certain materials or substances into the environment, impose the installation of certain environmental control devices, require certain remedial measures to prevent pollution and other discharges such as the plugging of abandoned projects and, finally, impose in some instances severe penalties, fines and liabilities for the environmental damage that may be caused by the Fund’s projects.

Some of the environmental laws that apply to oil and natural gas exploration and production are:

The Oil Pollution Act. The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972 (the “Clean Water Act”) and was enacted in response to the numerous tanker spills, including the Exxon Valdez spill, that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to, and increases penalties for, such spills. The OPA establishes a new liability regime for oil pollution incidents in the aquatic environment. Essentially, the OPA provides that a responsible party for a vessel or facility from which oil is discharged or that poses a substantial threat of a discharge could be liable for certain specified damages resulting from a discharge of oil, including clean-up and remediation, loss of subsistence use of natural resources, real or personal property damages, as well as certain public and private damages. A responsible party includes a lessee of an offshore facility.

The OPA also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under the OPA, parties responsible for offshore facilities must provide financial assurance of at least $35 million to address oil spills and associated damages. In certain limited circumstances, that amount may be increased to $150 million. As indicated earlier, the Fund has not been required to make any such showing to the BOE, as the operators are responsible for such compliance. However, notwithstanding the operators’ responsibility for compliance, in the event of an oil spill, the Fund, along with the operators and other working interest owners, could be liable under the OPA for the resulting environmental damage.

Clean Water Act. Generally, the Clean Water Act imposes liability for the unauthorized discharge of pollutants, including petroleum products, into the surface and coastal U.S. waters except in strict conformance with discharge permits issued by the federal, or state if applicable, agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. The Fund’s operators are responsible for compliance with the Clean Water Act, although the Fund may be liable for any failure of the operator to do so.

Federal Clean Air Act. The Federal Clean Air Act of 1970, as amended (the “Clean Air Act”), restricts the emission of certain air pollutants. Prior to constructing new facilities, permits may be required before work can commence and existing facilities may be required to incur additional capital costs to add equipment to ensure and maintain compliance.  As a result, the Fund’s operations may be required to incur additional costs to comply with the Clean Air Act.

Other Environmental Laws. In addition to the above, the Fund’s operations may be subject to the Resource Conservation and Recovery Act of 1976, as amended, which regulates the generation, transportation, treatment, storage, disposal and cleanup of certain hazardous wastes, as well as the Comprehensive Environmental Response, Compensation and Liability Act, which imposes joint and several liability without regard to fault or legality of conduct on classes of persons who are considered responsible for the release of a hazardous substance into the environment.

The above represents a brief outline of the significant environmental laws that may apply to the Fund’s operations. The Fund believes that its operators are in compliance with each of these environmental laws and the regulations promulgated thereunder.  The Fund does not believe that the costs of compliance with applicable environmental laws, including federal, state and local laws, will have a material adverse impact on its financial condition and/or operations.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity
The following table sets forth the Fund’s drilling activity for the year ended December 31, 2010 and the period February 3, 2009 (Inception) through December 31, 2009.  Gross wells are the total number of wells in which the Fund has an interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells are located in the offshore waters of the Gulf of Mexico.  For the year ended December 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009, the Fund had no drilling activity for developmental wells.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information about wells in-progress at December 31, 2010.

	2010		2009
	Gross	Net	Gross	Net
Exploratory wells:
Productive	1	0.25	-	-
Nonproductive	1	0.07	-	-
In-progress	3	0.31	3	0.36
Exploratory well total	5	0.63	3	0.36

Unaudited Oil and Gas Reserve Quantities
The preparation of the Fund’s oil and gas reserve estimates are completed in accordance with the Fund’s internal control procedures over reserve estimation.  The Fund’s management controls over proved reserve estimation include: 1) verification of input data that is provided to an independent petroleum engineering firm, 2) engagement of well-qualified and independent reservoir engineers for preparation of reserve reports annually in accordance with SEC reserve estimation guidelines and 3) a review of the reserve estimates by the Manager.

The primary technical person in charge of overseeing the Fund’s reserves estimates has a B.S. degree in Petroleum Engineering and is a member of the Society of Petroleum Engineers, the Association of American Drilling Engineers and the American Petroleum Institute.  With over twenty years of industry experience, he is currently responsible for reserve reporting, engineering and economic evaluation of exploration and development opportunities and the, oversight of drilling and production operations.

The Fund’s reserve estimates at December 31, 2010 were prepared by Ryder Scott Company, L.P., (“Ryder Scott”) an independent petroleum engineering firm.  The information regarding the qualifications of the petroleum engineer is included within the report from Ryder Scott, which is included as Exhibit 99 of this Annual Report, and is incorporated herein by reference. The Fund did not have proved oil and gas reserves at December 31, 2009.

Proved oil and gas reserves are the estimated quantities of oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.  The information regarding the Fund’s proved reserves, which is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Critical Accounting Estimates – Proved Reserves”, is incorporated herein by reference.  The information regarding the Fund’s unaudited net quantities of proved developed and undeveloped reserves, which is contained in Table III in the “Supplementary Financial Information – Information about Oil and Gas Producing Activities – Unaudited” included in Item 15.  “Exhibits, Financial Statement Schedules” of this Annual Report, is incorporated herein by reference.

Proved Undeveloped Reserves.  At December 31, 2010, the Fund had approximately 16 thousand barrels and 2.2 million mcf of proved undeveloped oil and natural gas reserves, respectively. These proved undeveloped reserves are related to the Raven Project.  The Fund will evaluate the development alternatives for the Raven Project’s proved undeveloped reserves upon the depletion of its current productive well, which is currently expected in late-2013.  At December 31, 2009, the Fund had no proved undeveloped oil and natural gas reserves.

Production and Prices
The information regarding the Fund’s production of oil and natural gas, and certain price and cost information for the year ended December 31, 2010 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Oil and Gas Revenue” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments

As of December 31, 2010, the Fund had no obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of the date of this filing, there were 611 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement.  At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders.  There is, however, no requirement to distribute available cash and as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the year ended December 31, 2010, the Fund paid distributions totaling $0.7 million.  There were no distributions paid by the Fund during the period February 3, 2009 (Inception) through December 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Fund’s Business
The Fund was organized to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  See also Item 1. "Business" for additional information regarding the projects of the Fund.

Revenues are subject to market pricing for oil and natural gas, which has been volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

Critical Accounting Estimates
The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows.  See Note 2 of Notes to Financial Statements – “Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” contained in this Annual Report for a discussion of the Fund’s significant accounting policies.

Accounting for Exploration, Development and Acquisition Costs
Exploration and production activities are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Annual lease rentals, exploration expenses and dry-hole costs are expensed as incurred. Costs of drilling and equipping productive wells and related production facilities are capitalized.

The costs of exploratory and developmental wells are capitalized pending determination of whether proved reserves have been found.  Drilling costs remain capitalized after drilling is completed if (1) the well has found a sufficient quantity of reserves to justify completion as a producing well and (2) sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If either of those criteria is not met, or if there is substantial doubt about the economic or operational viability of the project, the capitalized well costs are expensed as dry-hole costs. Indicators of sufficient progress in assessing reserves and the economic and operating viability of a project include: commitment of project personnel; active negotiations for sales contracts with customers; negotiations with governments, operators and contractors; and firm plans for additional drilling and other factors.

Unproved Property
Unproved property is comprised of capital costs incurred for undeveloped acreage, wells and production facilities in progress and wells pending determination. These costs are excluded from the depletion base until the outcome of the project has been determined, or generally until it is known whether proved reserves will or will not be assigned to the property.  The Fund assesses all items in its unproved property balance on an ongoing basis for possible impairment or reduction in value.

Proved Reserves
Annually, the Fund engages an independent petroleum engineer, Ryder Scott, to perform a comprehensive study of the Fund’s proved properties to determine the quantities of reserves and the period over which such reserves will be recoverable. The Fund’s estimates of proved reserves are based on the quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Fund’s control. The estimation process is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation, and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves and future net revenues to change. Estimates of proved reserves are key components of the Fund’s most significant financial estimates involving its rate for recording depreciation, depletion and amortization.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, a liability is recognized for the present value of asset retirement obligations once reasonably estimable.  The Fund capitalizes the associated asset retirement costs as part of the carrying amount of its proved properties. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

Results of Operations

The following table summarizes the Fund’s results of operations for the year ended December 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009 and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

		For the period
		February 3, 2009
	Year ended	(Inception) through
	December 31, 2010	December 31, 2009
	(in thousands)
Revenue
Oil and gas revenue	$2,796	$-

Expenses
Depletion and amortization	1,471	-
Dry-hole costs	3,233	-
Impairment of oil and gas properties	245	-
Investment fees to affiliate	-	1,860
Management fees to affiliate	980	638
Operating expenses	701	297
General and administrative expenses	630	653
Total expenses	7,260	3,448

Loss from operations	(4,464)	(3,448)
Other income
Interest income	40	15
Net loss	$(4,424)	$(3,433)

Overview.  The Fund’s revenue, depletion and amortization and lease operating expense were affected by the timing of the onset of production of the Fund’s wells.  During the year ended December 31, 2010, the Fund had two wells that produced for a total of 276 days.  The Liberty and Raven projects commenced production in July 2010 and September 2010, respectively, at a production rate that averaged 1,748 mcfe/day.  During the period February 3, 2009 (Inception) through December 31, 2009, the Fund had no producing properties and was classified as an exploratory stage enterprise.

Oil and Gas Revenue.  Oil and gas revenue for the year ended December 31, 2010 was $2.8 million.  Oil and gas sales volumes were 15 thousand barrels and 376 thousand mcf, respectively.  The Fund’s oil and gas prices averaged $79.46 per barrel and $3.93 per mcf, respectively.  The Fund had no oil and gas revenue during the period February 3, 2009 (Inception) through December 31, 2009.

Depletion and Amortization.Depletion and amortization for the year ended December 31, 2010 was $1.5 million related to the onset of production of the Liberty and Raven projects.  The Fund had no depletion and amortization during the period February 3, 2009 (Inception) through December 31, 2009.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.   At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the year ended December 31, 2010, the Fund recorded $3.2 million in dry-hole costs related to the Dakota Project.  The Fund did not incur dry-hole costs during the period February 3, 2009 (Inception) through December 31, 2009.

Impairment of Oil and Gas Properties.   During the year ended December 31, 2010, the Fund recorded an impairment of oil and gas properties of $0.2 million, representing the carrying cost of the Pearl Project, resulting from the Fund’s election to no longer proceed with the drilling of this well.  The Fund did not record any impairments during the period February 3, 2009 (Inception) through December 31, 2009.

Investment Fees to Affiliate.  Investment fees for the period February 3, 2009 (Inception) through December 31, 2009 were $1.9 million, consisting of a one-time investment fee paid to the Manager for the service of investigating and evaluating investment opportunities and effecting transactions.   There were no investment fees incurred during the year ended December 31, 2010.

Management Fees to Affiliate.  Management fees for the year ended December 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009 were $1.0 million and $0.6 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.  The increase was attributable to the timing of the Fund’s capital contributions during the period February 3, 2009 (Inception) through December 31, 2009.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

		For the period
		February 3, 2009
	Year ended	(Inception) through
	December 31, 2010	December 31, 2009
	(in thousands)
Geological costs	$438	$297
Lease operating expense	250	-
Accretion expense	13	-
	$701	$297

Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals primarily for the Raven and Carrera projects.  Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.52 per mcfe during the year ended December 31, 2010.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

		For the period
		February 3, 2009
	Year ended	(Inception) through
	December 31, 2010	December 31, 2009
	(in thousands)
Insurance expense	$433	$562
Accounting fees	167	69
Trust fees and other	30	22
	$630	$653

Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling and directors’ and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the year ended December 31, 2010 was $40 thousand, a $25 thousand increase from the period February 3, 2009 (Inception) through December 31, 2009.   The increase was attributable to an increase in average outstanding balances earning interest due to the timing of the Fund’s private offering, which commenced  in March 2009 and closed in October 2009, partially offset by ongoing capital expenditures.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the year ended December 31, 2010 were $1.3 million, primarily related to management fees of $1.0 million, general and administrative expenses paid of $0.9 million and operating expenses of $0.7 million, partially offset by revenue received of $1.2 million.

Cash flows used in operating activities for the period February 3, 2009 (Inception) through December 31, 2009 were $2.8 million, related to investment fees of $1.9 million, management fees of $0.6 million, geological costs of $0.3 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the year ended December 31, 2010 were $6.3 million, primarily related to proceeds from the maturity of U.S. Treasury securities totaling $18.0 million, partially offset by capital expenditures for oil and gas properties totaling $11.7 million, inclusive of advances.

Cash flows used in investing activities for the period February 3, 2009 (Inception) through December 31, 2009 were $27.6 million, primarily related to investments in U.S. Treasury securities totaling $27.0 million, capital expenditures for oil and gas properties totaling $8.6 million, inclusive of advances, and the funding of its salvage fund for $1.0 million, partially offset by proceeds from the maturity of U.S. Treasury securities totaling $9.0 million.

Financing Cash Flows
Cash flows used in financing activities for the year ended December 31, 2010 were $0.7 million, related to manager and shareholder distributions of $0.7 million and syndication costs paid of $1 thousand, partially offset by capital contributions received of $25 thousand.

Cash flows provided by financing activities for the period February 3, 2009 (Inception) through December 31, 2009 were $36.3 million, related to capital contributions received of $41.1 million partially offset by syndication costs paid of $4.8 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of December 31, 2010, the Fund had committed to spend an additional $9.7 million related to its investment properties of which $8.3 million is expected to be spent during the next twelve months.

When the Manager makes a decision to participate in an exploratory project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated.  If an exploratory well is deemed a dry hole or if it is determined by the Manager to be un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest is limited, and each unsuccessful project the Fund experiences exhausts its capital and reduces its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, short-term investments, if any, and income earned therefrom.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income and interest income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at December 31, 2010 and 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at December 31, 2010 and 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Financial Statements – “Recent Accounting Standards” in Item 8. “Financial Statements and Supplementary Data” contained in this Annual Report for a discussion of recent accounting pronouncements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K are included in the financial statements listed in Item 15. “Exhibits, Financial Statement Schedules” and filed as part of this report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting
Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  The Fund’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework. Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2010, the Fund’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager.  The Manager has very broad authority, including the authority to appoint the executive officers of the Fund.  Executive officers of Ridgewood Energy and the Fund and their ages at December 31, 2010 are as follows:
Officer of
Ridgewood Energy
Name, Age and Position with Registrant	Corporation Since

Robert E. Swanson, 63
Chief Executive Officer	1982

Kenneth W. Lang, 56
President and Chief Operating Officer	2009

Kathleen P. McSherry, 45
Executive Vice President and
Chief Financial Officer	2001

Robert L. Gold, 52
Executive Vice President	1987

Daniel V. Gulino, 50
Senior Vice President and General Counsel	2003

The officers in the above table have also been officers of the Fund since February 3, 2009, the date of inception of the Fund, with the exception of Mr. Lang who has been an officer of Ridgewood Energy and the Fund since June 2009.  The officers are employed by and paid exclusively by the Manager.  Set forth below is certain biographical information regarding the executive officers of Ridgewood Energy and the Fund:

Robert E. Swanson has served as the Chairman, Chief Executive Officer, and controlling shareholder of Ridgewood Energy since its inception and is the Chairman of the Investment Committee.  Mr. Swanson is also the Chairman of Ridgewood Capital Management, LLC, and President of Ridgewood Securities Corporation, affiliates of Ridgewood Energy. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Kenneth W. Lang has served as the President and Chief Operating Officer of Ridgewood Energy since June 2009 and is a member of the Investment Committee.  Prior to joining the Fund, Mr. Lang was with BP for twenty-four years, ultimately serving for his last two years with BP as Senior Vice President for BP’s Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Prior to that, Mr. Lang was Vice President – Production for BP.  After twenty-four years of service to BP, Mr. Lang retired and devoted fifteen months of personal time to pursue and explore other interests.  Mr. Lang is a graduate of the University of Houston.

Kathleen P. McSherry has served as the Executive Vice President and Chief Financial Officer of Ridgewood Energy since 2001 and is a member of the Investment Committee.  Ms. McSherry holds a Bachelor of Science degree in Accounting.

Robert L. Gold has served as the Executive Vice President of Ridgewood Energy since 1987 and is a member of the Investment Committee.  Mr. Gold has also served as the President and Chief Executive Officer of Ridgewood Capital since its inception in 1998. Mr. Gold is a member of the New York State Bar. Mr. Gold is a graduate of Colgate University and New York University School of Law.

Daniel V. Gulino is Senior Vice President of Legal Affairs for Ridgewood Energy and has served as counsel for Ridgewood Energy since 2003. Mr. Gulino also serves as Senior Vice President of Legal Affairs of Ridgewood Capital Management and Senior Vice President & General Counsel of Ridgewood Securities Corporation.  Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars.  Mr. Gulino is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

Board of Directors and Board Committees
The Fund does not have its own board of directors or any board committees. The Fund relies upon the Manager to provide recommendations regarding dispositions and financial disclosure.  Officers of the Fund are not compensated by the Fund, and all compensation matters are addressed by the Manager, as described in Item 11. “Executive Compensation” of this Annual Report.  Because the Fund does not maintain a board of directors and because officers of the Fund are compensated by the Manager, the Manager believes that it is appropriate for the Fund to not have a nominating or compensation committee.

Code of Ethics
The Manager has adopted a code of ethics for all employees, including the Manager’s principal executive officer and principal financial and accounting officer. If any amendments are made to the code of ethics or the Manager grants any waiver, including any implicit waiver, from a provision of the code that applies to the Manager’s executive officers or principal financial and accounting officer, the Fund will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.  Copies of the code of ethics are available, without charge, on the Manager’s website at www.ridgewoodenergy.com and in print upon written request to the business address of the Manager at 14 Philips Parkway, Montvale, New Jersey 07645, ATTN:  General Counsel.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2010, all filing requirements applicable to its officers, directors and 10% beneficial owners were met.

ITEM 11.  EXECUTIVE COMPENSATION

The executive officers of the Fund do not receive compensation from the Fund. The Manager, or its affiliates, compensates the officers without additional payments by the Fund. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Manager compensation and payments to affiliated entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 207.7026 shares outstanding at February 17, 2011.  No officer of the Manager or the Fund owns any of the Shares and no person owns more than 5% of the shares.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the year ended December 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009 were $1.0 million and $0.6 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.   Distributions paid to the Manager for the year ended December 31, 2010 were $0.1 million.  No distributions were paid by the Fund during the period February 3, 2009 (Inception) through December 31, 2009.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager. During the year ended December 31, 2010, the Fund purchased an interest in two oil and gas properties from Ridgewood Energy B-1 Fund, LLC, a fund also managed by the Manager, for a purchase price of $4.8 million.  No gain or loss resulted from this sale.

Profits and losses are allocated in accordance with the LLC Agreement. In general, profits and losses in any year are allocated 85% to shareholders and 15% to the Manager. The primary exception to this treatment is that all items of expense, loss, deduction and credit attributable to the expenditure of shareholders’ capital contributions are allocated 99% to shareholders and 1% to the Manager.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP for the year ended December 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009.

		For the period
		February 3, 2009
	Year ended	(Inception) through
	December 31, 2010	December 31, 2009
	(in thousands)
Audit fees (1)	$130	$60

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2)     Financial Statement Schedules

None.

(a) (3)

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

3.1	Certificate of Formation of Ridgewood Energy A-1 Fund, LLC dated February 3, 2009	Incorporated by reference to the Fund's Form 10 filed on February 18, 2010.

3.2	Certificate of Amendment of Ridgewood Energy A-1 Fund, LLC dated February 24, 2009	Incorporated by reference to the Fund's Form 10 filed on February 18, 2010.

3.3	Limited Liability Company Agreement between Ridgewood Energy Corporation and Investors of Ridgewood Energy A-1 Fund, LLC dated March 2, 2009	Incorporated by reference to the Fund's Form 10 filed on February 18, 2010.

14	Code of Ethics	Incorporated by reference to the Fund's Form 10 filed on February 18, 2010.

31.1	Certification of Robert E. Swanson, President and Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.

31.2	Certification of Kathleen P. McSherry, Executive Vice President and Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, President and Chief Executive Officer of the Fund and Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund.
Filed herewith.

99	Report of Ryder Scott Company, L.P.	Filed herewith.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2010 and 2009	F-3
Statements of Operations for the year ended December 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009	F-4
Statements of Changes in Members’ Capital for the year ended December 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009	F-5
Statements of Cash Flows for the year ended December 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009	F-6
Notes to Financial Statements	F-7
Supplementary Financial Information – Information about Oil and Gas Producing Activities – Unaudited	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Manager of Ridgewood Energy A-1 Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy A-1 Fund, LLC (the “Fund”) as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ capital, and cash flows for the year ended December 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy A-1 Fund, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 17, 2011

RIDGEWOOD ENERGY A-1 FUND, LLC
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,249	$5,890
Short-term investments in marketable securities	-	18,000
Production receivable	1,576	-
Other current assets	68	7
Total current assets	11,893	23,897

Salvage fund	1,024	1,005

Oil and gas properties:
Advances to operators for working interests and expenditures	181	2,713
Unproved properties	5,790	6,669
Proved properties	12,591	-
Less: accumulated depletion and amortization	(1,471)	-
Total oil and gas properties	17,091	9,382
Total assets	$30,008	$34,284

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,350	$773
Accrued expenses	354	630
Total current liabilities	1,704	1,403

Asset retirement obligations	497	-
Total liabilities	2,201	1,403
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(101)	-
Accumulated deficit	(102)	(193)
Manager's total	(203)	(193)

Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Subscription receivable	-	(25)
Distributions	(574)	-
Accumulated deficit	(7,755)	(3,240)
Shareholders' total	28,010	33,074
Total members' capital	27,807	32,881
Total liabilities and members' capital	$30,008	$34,284

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF OPERATIONS
(in thousands, except share data)

		For the period
		February 3, 2009
	Year ended	(Inception) through
	December 31, 2010	December 31, 2009
Revenue
Oil and gas revenue	$2,796	$-

Expenses
Depletion and amortization	1,471	-
Dry-hole costs	3,233	-
Impairment of oil and gas properties	245	-
Investment fees to affiliate (Note 6)	-	1,860
Management fees to affiliate (Note 6)	980	638
Operating expenses	701	297
General and administrative expenses	630	653
Total expenses	7,260	3,448
Loss from operations	(4,464)	(3,448)
Other income
Interest income	40	15
Net loss	$(4,424)	$(3,433)

Manager Interest
Net income (loss)	$91	$(193)

Shareholder Interest
Net loss	$(4,515)	$(3,240)
Net loss per share	$(21,737)	$(15,597)

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
(in thousands, except share amounts)

	# of Shares	Manager	Shareholders	Total

Balances, February 3, 2009 (Inception)	-	$-	$-	$-
Shareholder's capital contributions	207.7026	-	41,143	41,143
Syndication costs (included offering fee of $1,447 paid
to the Manager and selling commissions and placement
fees of $64 and $393, respectively, paid to Ridgewood
Securities Corp. - Note 6)	-	-	(4,804)	(4,804)
Subscription receivable	-	-	(25)	(25)
Net loss	-	(193)	(3,240)	(3,433)
Balances, December 31, 2009	207.7026	(193)	33,074	32,881
Subscription receivable collected	-	-	25	25
Distributions	-	(101)	(574)	(675)
Net income (loss)	-	91	(4,515)	(4,424)
Balances, December 31, 2010	207.7026	$(203)	$28,010	$27,807

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

		For the period
		February 3, 2009
	Year ended	(Inception) through
	December 31, 2010	December 31, 2009

Cash flows from operating activities
Net loss	$(4,424)	$(3,433)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	1,471	-
Dry-hole costs	3,233	-
Impairment of oil and gas properties	245	-
Accretion expense	13	-
Interest earned on marketable securities	(20)	(9)
Changes in assets and liabilities:
Increase in production receivable	(1,576)	-
Increase in other current assets	(15)	(7)
Increase in due to operators	19	-
(Decrease) increase in accrued expenses	(275)	629
Net cash used in operating activities	(1,329)	(2,820)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(181)	(2,713)
Capital expenditures for oil and gas properties	(11,481)	(5,896)
Proceeds from the maturity of investments	18,020	9,008
Investment in marketable securities	-	(26,999)
Investment in salvage fund	(19)	(1,005)
Net cash provided by (used in) investing activities	6,339	(27,605)

Cash flows from financing activities
Contributions from shareholders	25	41,118
Syndication costs	(1)	(4,803)
Distributions	(675)	-
Net cash (used in) provided by financing activities	(651)	36,315
Net increase in cash and cash equivalents	4,359	5,890

Cash and cash equivalents, beginning of year	5,890	-
Cash and cash equivalents, end of year	$10,249	$5,890

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas
properties reclassified to dry-hole costs	$2,713	$-

Supplemental schedule of non-cash financing activities
Subscriptions receivable	$-	$25
Accrual for syndication costs	$-	$1

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
NOTES TO FINANCIAL STATEMENTS

1.  Organization and Purpose

The Ridgewood Energy A-1 Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on February 3, 2009 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of March 2, 2009 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund.  The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico.  In July 2010, the Fund began earning revenue and, as a result, was determined by the Manager to no longer be an exploratory stage enterprise.

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2.  Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At December 31, 2010, the Fund’s bank balances exceeded federally insured limits by $5.1 million, principally all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  The Fund had no short-term held-to-maturity investments at December 31, 2010.

 For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At December 31, 2010, the Fund had held-to-maturity investments within its salvage fund in U.S. Treasury securities of $0.4 million, which mature in January 2012 and federal agency mortgage-backed securities of $0.4 million and $0.1 million, which mature in June 2039 and April 2040, respectively, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  At December 31, 2010 and 2009, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners.  The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

The successful efforts method of accounting for oil and gas producing activities is followed.  Acquisition costs are capitalized when incurred.  Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves.  If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense.  Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of oil and gas, are capitalized.  Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

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

At December 31, 2010 and 2009, amounts recorded in due to operators totaling $1.3 million and $0.8 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s rights, title and interest.  The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation.  The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are reclassified to unproved or proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the year ended December 31, 2010. There were no asset retirement obligations for the period February 3, 2009 (Inception) through December 31, 2009.

2010
(in thousands)
Balance - Beginning of year	$-
Liabilities incurred	484
Liabilities settled	-
Accretion expense	13
Revisions to previous estimates	-
Balance - End of year	$497

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

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. The Fund uses the sales method of accounting for gas production imbalances.  The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties.  These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production.  The Fund’s recorded liability, if any, would be reflected in other liabilities.  No receivables are recorded for those wells where the Fund has taken less than its share of production.

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

During the year ended December 31, 2010, the Fund recorded an impairment of $0.2 million, representing the carrying cost of the Pearl Project, resulting from the Fund’s election to no longer proceed with the drilling of this well.  The Fund did not record any impairments during the period February 3, 2009 (Inception) through December 31, 2009.  The fair value of the impaired wells was determined based on level 3 inputs, which include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted.

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

3.   Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective beginning January 1, 2010.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on the Fund’s financial statements.

4.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At December 31, 2010, the Fund had one unproved property, the Alpha Project, with capitalized exploratory well costs in excess of one year.  The Fund is currently undergoing completion efforts for the Alpha Project and production is expected to commence during the second half of 2011.  The following table reflects the net changes in unproved properties for the year ended December 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009.

	2010	2009
	(in thousands)
Balance - Beginning of period	$6,669	$-
Additions to capitalized exploratory well costs
pending the determination of proved reserves	4,823	6,669
Reclassifications to proved properties based on
the determination of proved reserves	(5,323)	-
Capitalized exploratory well costs charged to
expenses	(379)	-
Balance - End of year	$5,790	$6,669

In April 2010, the Fund purchased a 2.0% working interest in two undeveloped wells with proved reserves for a total purchase price of $4.8 million, which approximated fair value at the acquisition date.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the year ended December 31, 2010, the Fund recorded $3.2 million in dry-hole costs related to the Dakota Project.  The Fund did not incur any dry-hole costs for the period February 3, 2009 (Inception) through December 31, 2009.

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

6.   Related Parties

For the period February 3, 2009 (Inception) through December 31, 2009, the Fund incurred a one-time investment fee, of approximately 4.5% of initial capital contributions, totaling $1.9 million, payable to the Manager.  Such fees were payable for services of investigating and evaluating investment opportunities and effecting transactions and are expensed as incurred.  There were no investment fees incurred during the year ended December 31, 2010.

For the period February 3, 2009 (Inception) through December 31, 2009, the Fund incurred an offering fee, payable to the Manager, totaling $1.4 million, which approximated 3.5% of capital contributions directly related to the offer and sale of shares.  Additionally, the Fund paid commissions and placement fees to Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, of $0.1 million and $0.4 million, respectively.  At December 31, 2010 and 2009, such fees were included in syndication costs of $4.8 million.  There were no offering fees incurred during the year ended December 31, 2010.

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the year ended December 31, 2010 and for the period February 3, 2009 (Inception) through December 31, 2009 were $1.0 million and $0.6 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.   Distributions paid to the Manager for the year ended December 31, 2010 was $0.1 million.  There were no distributions paid to the Manager for the period February 3, 2009 (Inception) through December 31, 2009.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager. During the year ended December 31, 2010, the Fund purchased an interest in two oil and gas properties from Ridgewood Energy B-1 Fund, LLC, a fund also managed by the Manager, for a purchase price of $4.8 million.  No gain or loss resulted from this sale.

7.  Fair Value Measurements

At December 31, 2010 and 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.   The fair value of the Fund’s mortgage-backed securities was determined using Level 2 inputs as the securities trade in an over-the-counter market.

8.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of December 31, 2010, the Fund had committed to spend an additional $9.7 million related to its investment properties, of which $8.3 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At December 31, 2010 and 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

Ridgewood Energy A-1 Fund, LLC
Supplementary Financial Information
Information about Oil and Gas Producing Activities – Unaudited

In accordance with the Financial Accounting Standards Board guidance on disclosures of oil and gas producing activities, this section provides supplementary information on oil and gas exploration and producing activities of the Fund. The Fund is engaged solely in oil and gas activities, all of which are currently located in the United States offshore waters of Louisiana in the Gulf of Mexico.

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2010	2009
	(in thousands)
Advances to operators for working interests and expenditures	$181	$2,713
Unproved properties	5,790	6,669
Proved properties	12,591	-
Total oil and gas properties	18,562	9,382
Accumulated depletion and amortization	(1,471)	-
Oil and gas properties, net	$17,091	$9,382

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

		For the period
		February 3, 2009
	Year ended	(Inception) through
	December 31, 2010	December 31, 2009
	(in thousands)
Development costs	$6,252	$-
Acquisition of properties - proved	4,831	-
Exploration costs	2,012	9,679
	$13,095	$9,679

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by an independent petroleum engineer, Ryder Scott Company, L.P. at December 31, 2010.  These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules.  Due to inherent uncertainities and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.  At December 31, 2009, the Fund had no proved properties and therefore no proved reserves.

	December 31, 2010
	United States
	Oil (BBLS)	Gas (MCF)

Proved developed and undeveloped reserves:
Beginning of year	-	-
Extensions and discoveries	32,463	4,616,052
Purchases of minerals in place	93,774	366,246
Production	(15,362)	(390,401)
End of year	110,875	4,591,897

Proved developed reserves:
Beginning of year	-	-
End of year	94,841	2,347,397

Proved undeveloped reserves:
Beginning of year	-	-
End of year	16,034	2,244,500

It is necessary to emphasize that the data presented should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves as the computations are based on a number of estimates.  Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions.  The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates and governmental control.  Actual future prices and costs are likely to be substantially different from the current price and cost estimates utilized in the computation of reported amounts.  Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods utilized and the limitation inherent therein.

Table IV - Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Summarized in the following table is information for the Fund with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves.  At December 31, 2010, future cash inflows were determined based on average first-of-the-month pricing for the prior twelve month period.  Future production and development costs are derived based on current costs assuming continuation of existing economic conditions.

December 31, 2010
(in thousands)
Future cash inflows	$28,870
Future production costs	(1,932)
Future development costs	(4,585)
Future ad valorem taxes	(104)
Future net cash flows	22,249
10% annual discount for estimated timing of cash flows	(4,100)
Standardized measure of discounted future estimated net cash flows	$18,149

Table V - Changes in the Standardized Measure for Discounted Future Net Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

Year ended
December 31, 2010
(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$-
Sales and transfers of oil and gas produced during the period	(2,546)
Net change due to extensions, discoveries, and improved recovery	13,588
Net change due to purchases and sales of minerals in place	7,107
Changes in estimated future development costs	-
Net change due to revisions in quantities estimates	-
Accretion of discount	-
Other	-
Aggregate change in the standardized measure of discounted future net cash flows for the year	$18,149

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY A-1 FUND, LLC

Date: February 17, 2011	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
February 17, 2011
/s/ ROBERT E. SWANSON	Chief Executive Officer (Principal Executive Officer)
Robert E. Swanson

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 17, 2011
Kathleen P. McSherry

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of Manager	February 17, 2011
Robert E. Swanson