Form 10-Q
period 2011-03-31
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2011-04-28
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒

As of April 28, 2011 the Fund had 207.7026 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$6,812	$10,249
Production receivable	1,562	1,576
Other current assets	354	68
Total current assets	8,728	11,893
Salvage fund	1,033	1,024

Oil and gas properties:
Advances to operators for working interests and expenditures	40	181
Unproved properties	5,576	5,790
Proved properties	16,198	12,591
Less: accumulated depletion and amortization	(2,925)	(1,471)
Total oil and gas properties	18,889	17,091
Total assets	$28,650	$30,008

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$369	$1,350
Accrued expenses	54	354
Total current liabilities	423	1,704

Asset retirement obligations	664	497
Total liabilities	1,087	2,201

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(278)	(101)
Retained earnings (accumulated deficit)	250	(102)
Manager's total	(28)	(203)

Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(1,574)	(574)
Accumulated deficit	(7,178)	(7,755)
Shareholders' total	27,587	28,010
Accumulated other comprehensive gain	4	-
Total members' capital	27,563	27,807
Total liabilities and members' capital	$28,650	30,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three months ended March 31,
	2011	2010
Revenue
Oil and gas revenue	$2,804	$-

Expenses
Depletion and amortization	1,454	-
Dry-hole costs	69	-
Management fees to affiliate (Note 6)	233	257
Operating expenses	129	217
General and administrative expenses	(3)	50
Total expenses	1,882	524
Income (loss) from operations	922	(524)
Interest income	7	8
Net income (loss)	929	(516)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	4	(12)
Total comprehensive income (loss)	$933	$(528)

Manager Interest
Net income (loss)	$352	$(47)

Shareholder Interest
Net income (loss)	$577	$(469)
Net income (loss) per share	$2,776	$(2,260)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$929	$(516)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion and amortization	1,454	-
Dry-hole costs	69	-
Changes in assets and liabilities:
Decrease in production receivable	14	-
Decrease (increase) in other current assets	11	(5)
Increase in due to operators	52	-
Decrease in accrued expenses	(300)	(528)
Net cash provided by (used in) operating activities	2,229	(1,049)

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(17)
Capital expenditures for oil and gas properties	(4,484)	(426)
Investments in salvage fund	(5)	(1)
Net cash used in investing activities	(4,489)	(444)

Cash flows from financing activities
Contributions from shareholders	-	25
Syndication costs	-	(1)
Distributions	(1,177)	-
Net cash (used in) provided by financing activities	(1,177)	24
Net decrease in cash and cash equivalents	(3,437)	(1,469)
Cash and cash equivalents, beginning of period	10,249	5,890
Cash and cash equivalents, end of period	$6,812	$4,421

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved and unproved properties	$141	$1,666

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy A-1 Fund, LLC (the "Fund"), a Delaware limited liability company, was formed on February 3, 2009 and operates pursuant to a limited liability company agreement (the “LLC Agreement") dated as of March 2, 2009 by and among Ridgewood Energy Corporation (the "Manager") and the shareholders of the Fund.  The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. In July 2010, the Fund began earning revenue and, as a result, was determined by the Manager to no longer be an exploratory stage enterprise.

The Manager has direct and exclusive control over the management of the Fund's operations. With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 2, 6 and 8.

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2010 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2011, the Fund’s bank balances exceeded federally insured limits by $2.8 million, of which $2.6 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At March 31, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.4 million, which mature in January 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  Additionally, the Fund had investments in federal agency mortgage-backed securities of $0.3 million and $0.1 million, which mature in June 2039 and April 2040, respectively, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  The following table is a summary of available-for-sale investments at March 31, 2011 and December 31, 2010:

		Gross
	Amortized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Value
	(in thousands)
Government National Mortgage Association securities:
March 31, 2011	$427	$4	$431
December 31, 2010	$490	$-	$490

The unrealized gains on the Fund's investment in federal agency mortgage-backed securities were caused by a reduction in market interest rates. The Fund purchased these securities at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Fund’s investments. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

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

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred.  Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred.  The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves.  If proved commercial reserves have not been found, exploratory drilling costs are expensed as dry-hole costs.  Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of oil and gas, are capitalized.  Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

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

At March 31, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.3 million and $1.3 million, respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  In April 2011, the Fund entered into put option contracts for a portion of its oil production, which commence in May 2011.

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

3.   Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective beginning January 1, 2010.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund’s financial statements for the year ended December 31, 2011. The adoption of the guidance is not expected to have a material impact.

4.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2011, the Fund had one unproved property, the Alpha Project, with capitalized exploratory well costs in excess of one year.  The Fund is currently undergoing completion efforts for the Alpha Project and production is expected to commence in fourth quarter 2011.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs for the three months ended March 31, 2011 were $0.1 million.  The Fund did not incur dry-hole costs for the three months ended March 31, 2010.

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended March 31, 2011 and 2010 were $0.2 million and $0.3 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended March 31, 2011 were $0.2 million.  There were no distributions paid to the Manager for the three months ended March 31, 2010.

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

7.   Fair Value Measurements

At March 31, 2011 and December 31, 2010, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  The fair value of the Fund’s mortgage-backed securities was determined using Level 2 inputs as the securities trade in an over-the-counter market.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2011, the Fund had committed to spend an additional $6.2 million related to its investment properties, of which $5.0 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

In response to the April 2010 oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2010 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on February 3, 2009 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development shallow water or deepwater oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	March 31, 2011	Budget	Status
		(in thousands)
Non-producing Properties
Carrera Project	2.0%	$2,767	$3,101	Well completed; production expected to commence July 2011.

Alpha Project	3.75%	$4,314	$6,708	Completion efforts are ongoing. Production expected to commence in fourth quarter 2011.

Beta Project	2.0%	$1,262	$3,377	Acquired interest in October 2010. Drilling commenced in March 2010 and was suspended due to the moratorium. Awaiting issuance of drillling permit, which is currently expected in second quarter 2011.
Raven Project well #2	25.0%	$3,188	$4,464	Discovery in April 2011. Completion efforts are ongoing. Production expected to commence second half of 2011.

Producing Properties
Liberty Project	2.0%	$3,000	$3,000	Production commenced July 2010.

Raven Project well #1	25.0%	$6,632	$6,757	Production commenced September 2010. Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost of $0.1 million.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2011 and 2010 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$2,804	$-

Expenses
Depletion and amortization	1,454	-
Dry-hole costs	69	-
Management fees to affiliate	233	257
Operating expenses	129	217
General and administrative expenses	(3)	50
Total expenses	1,882	524
Income (loss) from operations	922	(524)
Interest income	7	8
Net income (loss)	929	(516)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	4	(12)
Total comprehensive income (loss)	$933	(528)

Overview.  The Fund’s revenue, depletion and amortization and lease operating expense were affected by the timing of the onset of production of the Fund’s wells.  During the three months ended March 31, 2011, the Fund had two wells that produced for a total of 179 days, at a production rate that averaged 2,606 mcfe/day.  The Liberty and Raven projects commenced production in July 2010 and September 2010, respectively.  During the three months ended March 31, 2010, the Fund had no producing properties and was classified as an exploratory stage enterprise.

Oil and Gas Revenue.    Oil and gas revenue for the three months ended March 31, 2011 was $2.8 million.  Oil and gas sales volumes were 10 thousand barrels and 405 thousand mcf, respectively.  The Fund’s oil and gas prices averaged $98 per barrel and $4.38 per mcf, respectively.  The Fund had no oil and gas revenue for the three months ended March 31, 2010.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2011 was $1.5 million, related to the Liberty and Raven Projects, which commenced production in July 2010 and September 2010, respectively.  The Fund did not incur depletion and amortization for the three months ended March 31, 2010.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs for the three months ended March 31, 2011 were $0.1 million related to the Dakota Project.  The Fund did not incur dry-hole costs for the three months ended March 31, 2010.

Management Fees to Affiliate.    Management fees for the three months ended March 31, 2011 and 2010 were $0.2 million and $0.3 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2011	2010
	(in thousands)
Lease operating expense	$126	$-
Geological costs	3	217
	$129	$217

Lease operating expense was related to the onset of production for the Liberty and Raven projects.  For the three months ended March 31, 2011, the average production cost was $0.27 per mcfe.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals for the Fund’s projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2011	2010
	(in thousands)
Accounting fees	$39	$36
Trust fees and other	3	11
Insurance expense	(45)	3
	$(3)	$50

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts. Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling and directors’ and officers’ liability insurance.  During the three months ended March 31, 2011, the Fund received credits from its insurance provider related to its control of well policy.

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. government backed securities.  Interest income for the three months ended March 31, 2011 and 2010 was $7 thousand and $8 thousand, respectively.

Unrealized Gain on Marketable Securities.  In 2010, the Fund purchased two available-for-sale U.S. Government National Mortgage Association securities, which mature in June 2039 and April 2040.  Unrealized gains and losses related to the securities’ changes in fair value are recorded in other comprehensive income until realized.  The Fund incurred unrealized gains of $4 thousand and unrealized losses of $12 thousand during the three months ended March 31, 2011 and 2010, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2011 were $2.2 million, primarily related to revenue received of $2.8 million, partially offset by general and administrative expenses paid of $0.2 million, management fees of $0.2 million, and operating expenses of $0.1 million.

Cash flows used in operating activities for the three months ended March 31, 2010 were $1.0 million, primarily related to payments for control of well insurance of $0.5 million, management fees of $0.3 million, and geological costs of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2011 were $4.5 million, related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2010 were $0.4 million, related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2011 were $1.2 million, related to manager and shareholder distributions.

Cash flows provided by financing activities for the three months ended March 31, 2010 were $24 thousand, related to capital contributions received of $25 thousand partially offset by syndication costs paid of $1 thousand.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2011, the Fund had committed to spend an additional $6.2 million related to its investment properties, of which $5.0 million is expected to be spent during the next twelve months.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, and income earned therefrom.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

3.2	Amended Limited Liability Company Agreement between Ridgewood Energy Corporation and Investors of Ridgewood Energy A-1 Fund, LLC dated April 13, 2011	Filed herewith

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

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

RIDGEWOOD ENERGY A-1 FUND, LLC
Dated:	April 28, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	April 28, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)