Form 10-Q
period 2011-09-30
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2011-10-24
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of October 24, 2011 the Fund had 207.7026 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,389	$10,249
Production receivable	2,269	1,576
Other current assets	494	68
Total current assets	9,152	11,893
Salvage fund	1,062	1,024

Oil and gas properties:
Advances to operators for working interests and expenditures	1	181
Unproved properties	6,159	5,790
Proved properties	17,959	12,591
Less: accumulated depletion and amortization	(6,463)	(1,471)
Total oil and gas properties, net	17,656	17,091
Total assets	$27,870	$30,008

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,130	$1,350
Accrued expenses	22	354
Total current liabilities	1,152	1,704

Asset retirement obligations	664	497
Total liabilities	1,816	2,201

Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(843)	(101)
Retained earnings (accumulated deficit)	1,080	(102)
Manager's total	237	(203)

Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(4,777)	(574)
Accumulated deficit	(5,767)	(7,755)
Shareholders' total	25,795	28,010
Accumulated other comprehensive income	22	-
Total members' capital	26,054	27,807
Total liabilities and members' capital	$27,870	30,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$4,141	$772	$9,527	$772

Expenses
Depletion and amortization	2,110	295	4,992	295
Dry-hole costs	-	-	61	3,233
Impairment of oil and gas properties	-	-	-	245
Management fees to affiliate (Note 4)	233	233	699	747
Operating expenses	260	89	510	350
General and administrative expenses	23	167	136	274
Total expenses	2,626	784	6,398	5,144
Income (loss) from operations	1,515	(12)	3,129	(4,372)
Other income	55	10	41	32
Net income (loss)	1,570	(2)	3,170	(4,340)
Other comprehensive income
Unrealized gain on marketable securities	10	11	22	13
Total comprehensive income (loss)	$1,580	$9	$3,192	$(4,327)

Manager Interest
Net income (loss)	$530	$45	$1,182	$(83)

Shareholder Interest
Net income (loss)	$1,040	$(47)	$1,988	$(4,257)
Net income (loss) per share	$5,007	$(226)	$9,570	$(20,495)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$3,170	$(4,340)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion and amortization	4,992	295
Dry-hole costs	61	3,233
Derivative instrument income	(23)	-
Derivative instrument settlements	2	-
Impairment of oil and gas properties	-	245
Changes in assets and liabilities:
Increase in production receivable	(693)	(446)
Increase in other current assets	(128)	(31)
Increase in due to operators	150	97
Decrease in accrued expenses	(332)	(574)
Net cash provided by (used in) operating activities	7,199	(1,521)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(1)	(308)
Capital expenditures for oil and gas properties	(6,097)	(9,288)
Proceeds from the maturity of investments	-	18,020
Investments in salvage fund	(16)	(12)
Net cash (used in) provided by investing activities	(6,114)	8,412

Cash flows from financing activities
Contributions from shareholders	-	25
Syndication costs	-	(1)
Distributions	(4,945)	(21)
Net cash (used in) provided by financing activities	(4,945)	3
Net (decrease) increase in cash and cash equivalents	(3,860)	6,894
Cash and cash equivalents, beginning of period	10,249	5,890
Cash and cash equivalents, end of period	$6,389	$12,784

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved and unproved properties	$181	$2,713

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

Organization
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

The Manager has direct and exclusive control over the management of the Fund's operations. With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 4 and 6.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2011, the Fund’s bank balances exceeded federally insured limits by $4.4 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.4 million, which mature in January 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  Additionally, the Fund had investments in federal agency mortgage-backed securities of $0.3 million, $0.1 million and $0.2 million, which mature in June 2039, April 2040 and July 2041, respectively, which are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  The following table is a summary of available-for-sale investments at September 30, 2011 and December 31, 2010:

		Gross
	Amortized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Value
	(in thousands)
Government National Mortgage Association securities:
September 30, 2011	$595	$22	$617
December 31, 2010	$490	$-	$490

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

At September 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $1.0 million and $1.3 million, respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 2.  “Derivative Instruments,” for more information.

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

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.   Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 5. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets”.  The derivative contracts relating to oil pricing are settled based upon reported prices on ICE.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At September 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil that are not designated for hedge accounting as detailed in the following table.

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
October 1, 2011 - April 30, 2012	Put Options	5,106	$105.00	$58
October 1, 2011 - April 30, 2012	Put Options	2,436	$112.00	$39
October 1, 2011 - April 30, 2012	Put Options	2,436	$100.00	$21

For the three months ended September 30, 2011, the Fund’s derivative instrument income consisted of realized losses of $25 thousand and unrealized gains of $0.1 million, respectively.  For the nine months ended September 30, 2011, the Fund’s derivative instrument income consisted of realized losses of $44 thousand and unrealized gains of $0.1 million, respectively.  There was no derivative instrument income for the three and nine months ended September 30, 2010.

3.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2011, the Fund had one unproved property, the Alpha Project, with capitalized exploratory well costs in excess of one year.  The Fund is currently undergoing completion efforts for the Alpha Project and production is expected to commence in first quarter 2012.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the nine months ended September 30, 2011 and 2010, dry-hole costs, inclusive of credits, were related to the Dakota Project.  The Fund did not record dry-hole costs during the three months ended September 30, 2011 and 2010.

4.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2011 and 2010 were $0.2 million.  Management fees for each of the nine months ended September 30, 2011 and 2010 were $0.7 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three and nine months ended September 30, 2011 were $0.3 million and $0.7 million, respectively.  Distributions paid to the Manager for each of the three and nine months ended September 30, 2010 were $3 thousand.

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

5.   Fair Value Measurements

At September 30, 2011 and December 31, 2010, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  The fair value of the Fund’s mortgage-backed securities was determined using Level 2 inputs as the securities trade in an over-the-counter market. At September 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $4.7 million related to its investment properties, of which $4.3 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

7.   Subsequent Events

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
		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	September 30, 2011	Budget	Status
		(in thousands)
Non-producing Properties
Alpha Project	3.75%	$4,897	$7,134	Completion efforts are ongoing. Production expected to commence in first quarter 2012.
Beta Project	2.0%	$1,262	$3,607
Drilling commenced in March 2010 and was suspended due to the moratorium.  Permit to resume drilling was obtained in August 2011.  Drilling expected to resume in fourth quarter 2011.  Acquired interest in October 2010.

Producing Properties
Raven Project well #2	25.0%	$4,700	$4,700	Production commenced in July 2011.
Carrera Project	2.0%	$3,145	$3,155	Production commenced June 2011. Separator upgrade planned for October 2011 at an estimated cost of $10 thousand.
Raven Project well #1	25.0%	$6,451	$6,576
Production commenced September 2010.  Well was shut-in for one month, resuming production in June 2011.  Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost of $0.1 million.

Liberty Project	2.0%	$3,012	$3,012	Production commenced July 2010.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$4,141	$772	$9,527	$772

Expenses
Depletion and amortization	2,110	295	4,992	295
Dry-hole costs	-	-	61	3,233
Impairment of oil and gas properties	-	-	-	245
Management fees to affiliate	233	233	699	747
Operating expenses	260	89	510	350
General and administrative expenses	23	167	136	274
Total expenses	2,626	784	6,398	5,144
Income (loss) from operations	1,515	(12)	3,129	(4,372)
Other income	55	10	41	32
Net income (loss)	1,570	(2)	3,170	(4,340)
Other comprehensive income
Unrealized gain on marketable securities	10	11	22	13
Total comprehensive income (loss)	$1,580	$9	$3,192	$(4,327)

Overview. The following table provides information related to the Fund’s oil and gas production during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of wells producing	4	2	4	2
Total number of production days	352	98	708	98
Average mcfe per production day	1,893	1,171	2,133	1,171

The increases in production days and average mcfe rate were related to the onset of production for the Carrera and Raven well #2 projects.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue for the three months ended September 30, 2011 was $4.1 million, a $3.4 million increase from the three months ended September 30, 2010.  The increase is attributable to increased sales volume totaling $2.7 million coupled with an increase in average prices totaling $0.6 million.

Oil and gas revenue for the nine months ended September 30, 2011 was $9.5 million, an $8.8 million increase from the nine months ended September 30, 2010.  The increase is attributable to increased sales volume totaling $7.3 million coupled with an increase in average prices totaling $1.5 million.

The following table provides information related to the Fund’s oil and gas revenue during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Oil sales in thousands of barrels	16	6	35	6
Average oil price per barrel	$104	$74	$105	$74
Gas sales in thousands of mcfs	560	67	1,267	67
Average gas price per mcf	$4.20	$4.07	$4.36	$4.07

The increases in oil and gas volumes were primarily the result of the onset of production of the Carrera and Raven well #2 projects.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2011 was $2.1 million and $5.0 million, respectively, an increase of $1.8 million and $4.7 million from the three and nine months ended September 30, 2010, respectively.  The increase in the three month period resulted from an increase in production volumes totaling $1.5 million, coupled with an increase in average depletion rates totaling $0.3 million.  The increase in the nine month period resulted from an increase in production volumes totaling $3.7 million, coupled with an increase in average depletion rates totaling $1.0 million.  The changes in average depletion rates were principally the result of higher cost reserve additions.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.   At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the nine months ended September 30, 2011 and 2010, dry-hole costs, inclusive of credits, were related to the Dakota Project.  The Fund did not record dry-hole costs during the three months ended September 30, 2011 and 2010.

Impairment of Oil and Gas Properties.  During the nine months ended September 30, 2010, the Fund recorded an impairment charge of $0.2 million, representing the carrying cost of the Pearl Project, resulting from the Fund’s election to no longer proceed with the drilling of this well.  The Fund did not record impairment charges during the three months ended September 30, 2010 and during the three and nine months ended September 30, 2011.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2011 and 2010 were $0.2 million.  Management fees for each of the nine months ended September 30, 2011 and 2010 were $0.7 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$208	$58	$425	$58
Workover costs	50	-	75	-
Geological costs and other	2	31	10	292
	$260	$89	$510	$350

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.31 per mcfe and $0.28 per mcfe during the three and nine months ended September 30, 2011, respectively, compared to $0.52 per mcfe during each of the three and nine months ended September 30, 2010, respectively.  Workover costs during the three and nine months ended September 30, 2011 related to the Raven Project.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals for the Fund’s projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$-	$36	$87	$118
Insurance expense	21	125	42	130
Trust fees and other	2	6	7	26
	$23	$167	$136	$274

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  During the three and nine months ended September 30, 2011, the Fund received credits from its insurance provider related to its control of well policy.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Other Income.  Other income for the three and nine months ended September 30, 2011 and 2010 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$6	$10	$18	$32
Realized losses on derivative instruments	(25)	-	(44)	-
Unrealized gains on derivative instruments	74	-	67	-
	$55	$10	$41	$32

Unrealized Gain on Marketable Securities.   The Fund has investments in federal agency mortgage-backed securities totaling $0.6 million, which mature between 2039 and 2041, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value. Unrealized gains and losses related to the securities’ changes in fair value are recorded in other comprehensive income until realized.  The Fund recognized unrealized gains of $10 thousand and $22 thousand during the three and nine months ended September 30, 2011, respectively.  The Fund recognized unrealized gains of $11 thousand and $13 thousand during the three and nine months ended September 30, 2010, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2011 were $7.2 million, primarily related to revenue received of $8.8 million, partially offset by management fees of $0.7 million, general and administrative expenses paid of $0.5 million, operating expenses paid of $0.4 million and the purchase of derivative instruments of $0.1 million

Cash flows used in operating activities for the nine months ended September 30, 2010 were $1.5 million, primarily related to management fees of $0.7 million, payments for control of well insurance of $0.6 million, geological costs of $0.3 million and other general and administrative expenses of $0.2 million, partially offset by revenue received of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2011 were $6.1 million, related to capital expenditures for oil and gas properties, inclusive of advances.

Cash flows provided by investing activities for the nine months ended September 30, 2010 were $8.4 million, primarily related to proceeds from the maturity of U.S. Treasury securities totaling $18.0 million, partially offset by capital expenditures for oil and gas properties totaling $9.6 million, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2011 were $4.9 million, related to manager and shareholder distributions.

Cash flows provided by financing activities for the nine months ended September 30, 2010 were $3 thousand, related to capital contributions received of $25 thousand, partially offset by manager and shareholder distributions of $21 thousand and syndication costs paid of $1 thousand.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $4.7 million related to its investment properties, of which $4.3 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of Notes to Unaudited Condensed Financial Statements – “Organization and Summary of Significant Accounting Policies” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY A-1 FUND, LLC
Dated:	October 24, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 24, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)