Form 10-Q
period 2012-03-31
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2012-04-30
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

     or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________ to __________________

Commission File Number: 000-53895

RIDGEWOOD ENERGY A-1 FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	01-0921132
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

As of April 30, 2012 the Fund had 207.7026 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$5,823	$6,817
Production receivable	1,488	1,840
Other current assets	19	66
Total current assets	7,330	8,723
Salvage fund	1,284	1,276
Oil and gas properties:
Unproved properties	2,501	8,078
Proved properties	24,897	18,144
Less: accumulated depletion and amortization	(9,299)	(7,915)
Total oil and gas properties, net	18,099	18,307
Total assets	$26,713	$28,306

Liabilities and Members' Capital
Current liabilities:
Due to operators	$2,074	$2,155
Accrued expenses	31	29
Total current liabilities	2,105	2,184
Asset retirement obligations	1,101	1,101
Total liabilities	3,206	3,285

Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(1,801)	(1,323)
Retained earnings	2,068	1,611
Manager's total	267	288

Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(10,207)	(7,498)
Accumulated deficit	(2,911)	(4,127)
Shareholders' total	23,221	24,714
Accumulated other comprehensive income	19	19
Total members' capital	23,507	25,021
Total liabilities and members' capital	$26,713	$28,306

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenue
Oil and gas revenue	$3,741	$2,804

Expenses
Depletion and amortization	1,384	1,454
Dry-hole costs	63	69
Management fees to affiliate (Note 4)	233	233
Operating expenses	323	129
General and administrative expenses	45	(3)
Total expenses	2,048	1,882
Income from operations	1,693	922
Other (loss) income	(20)	7
Net income	1,673	929
Other comprehensive income
Unrealized gain on marketable securities	-	4
Total comprehensive income	$1,673	$933

Manager Interest
Net income	$457	$352

Shareholder Interest
Net income	$1,216	$577
Net income per share	$5,854	$2,776

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities
Net income	$1,673	$929
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	1,384	1,454
Dry-hole costs	63	69
Derivative instrument loss	29	-
Derivative instrument settlements	2	-
Changes in assets and liabilities:
Decrease in production receivable	352	14
Decrease in other current assets	16	11
(Decrease) increase in due to operators	(98)	52
Increase (decrease) in accrued expenses	2	(300)
Net cash provided by operating activities	3,423	2,229

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,222)	(4,484)
Interest reinvested in salvage fund	(8)	(5)
Net cash used in investing activities	(1,230)	(4,489)

Cash flows from financing activities
Distributions	(3,187)	(1,177)
Net cash used in financing activities	(3,187)	(1,177)
Net decrease in cash and cash equivalents	(994)	(3,437)
Cash and cash equivalents, beginning of period	6,817	10,249
Cash and cash equivalents, end of period	$5,823	$6,812

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$141

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

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2011 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At March 31, 2012, the Fund’s bank balances exceeded federally insured limits by $3.5 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2012 and December 31, 2011, the Fund had investments in federal agency mortgage-backed securities as detailed in the following table, which are classified as available for sale.  Available-for-sale securities are carried in the financial statements at fair value.

		Gross
	Amortized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Value
	(in thousands)
Government National Mortgage Association securities (GNMA):
GNMA June 2039
March 31, 2012	$219	$6	$225
December 31, 2011	$278	$8	$286
GNMA April 2040
March 31, 2012	$6	$-	$6
December 31, 2011	$39	$1	$40
GNMA July 2041
March 31, 2012	$176	$8	$184
December 31, 2011	$204	$10	$214
Federal National Mortgage Association security (FNMA January 2042)
March 31, 2012	$747	$5	$752
December 31, 2011	$-	$-	$-

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

At March 31, 2012 and December 31, 2011, amounts recorded in due to operators totaling $1.9 million, related to capital expenditures for oil and gas properties.

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

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production.

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

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.

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

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets.”  The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE. The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other (loss) income.” Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At March 31, 2012, the Fund had outstanding derivative contracts with respect to its future production of oil that are not designated for hedge accounting as detailed in the following table.

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
April 1, 2012 - April 30, 2012	Put Options	656	$105.00	$-
April 1, 2012 - April 30, 2012	Put Options	305	$112.00	$-
April 1, 2012 - April 30, 2012	Put Options	305	$100.00	$-

For the three months ended March 31, 2012, the Fund’s derivative instrument income consisted of realized and unrealized losses of $21 thousand and $8 thousand, respectively.  For the three months ended March 31, 2011 the Fund had no derivative instruments.

3.	Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At March 31, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three months ended March 31, 2012 and 2011, dry-hole costs, inclusive of credits, were related to the Dakota Project.

4.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended March 31, 2012 and 2011 were $0.2 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three months ended March 31, 2012 and 2011 were $0.5 million and $0.2 million, respectively.

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

At March 31, 2012 and December 31, 2011, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  The fair value of the Fund’s mortgage-backed securities and derivative instruments were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

6.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2012, the Fund had committed to spend an additional $2.6 million related to its investment properties, of which $1.2 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2011 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on February 3, 2009 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement”).

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

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

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	March 31, 2012	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$2,501	$4,002	Drilling commenced in March 2010 and was suspended due to the moratorium. Drilling resumed in December 2011. Discovery in February 2012. Evaluating options for completion.
Producing Properties
Alpha Project	3.75%	$6,851	$7,827	Well completed and production commenced in April 2012.
Raven Project well #2	25.0%	$4,354	$4,354	Production commenced in July 2011. Minor maintenance work completed during first quarter 2012 at a cost of $45 thousand.
Carrera Project	2.0%	$3,086	$3,103	Production commenced June 2011. Separator upgrade planned for 2012 at an estimated cost of $17 thousand.
Raven Project well #1	25.0%	$6,528	$6,653	Production commenced in 2010. Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost totaling $0.1 million.
Liberty Project	2.0%	$3,009	$3,009	Production commenced in 2010.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$3,741	$2,804

Expenses
Depletion and amortization	1,384	1,454
Dry-hole costs	63	69
Management fees to affiliate	233	233
Operating expenses	323	129
General and administrative expenses	45	(3)
Total expenses	2,048	1,882
Income from operations	1,693	922
Other (loss) income	(20)	7
Net income	1,673	929
Other comprehensive income
Unrealized gain on marketable securities	-	4
Total comprehensive income	$1,673	$933

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
Number of wells producing	4	2
Total number of production days	356	179
Average mcfe per production day	2,226	2,606
Oil sales (in thousands of barrels)	16	10
Average oil price per barrel	$110	$98
Gas sales (in thousands of mcfs)	659	405
Average gas price per mcf	$2.63	$4.38

The increases in production days and oil and gas sales volumes were principally attributable to the onset of production of Raven Project well #2 in July 2011 and Carrera Project in June 2011.  The decrease in average production rate was due to the composite of productive wells.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2012 was $3.7 million, a $0.9 million increase from the three months ended March 31, 2011.  The increase is attributable to increased sales volume totaling $2.0 million, partially offset by the impact of the change in average prices totaling $1.0 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2012 was $1.4 million, a decrease of $0.1 million from the three months ended March 31, 2011.  The decrease resulted from a decrease in average depletion rates totaling $1.1 million, partially offset by an increase in production volumes totaling $1.0 million.  The decrease in average depletion rates was principally the result of revisions to reserve estimates.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three months ended March 31, 2012 and 2011, dry-hole costs, inclusive of credits, were related to the Dakota Project.

Management Fees to Affiliate.  Management fees for each of the three months ended March 31, 2012 and 2011 were $0.2 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2012	2011
	(in thousands)
Lease operating expense	$289	$126
Geological costs and other	35	3
Workover costs	(1)	-
	$323	$129

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.36 per mcfe during the three months ended March 31, 2012 compared to $0.27 per mcfe during the three months ended March 31, 2011.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals. Workover costs represent costs to restore or stimulate well production. Workover costs include costs and credits attributable to the Raven Project

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2012	2011
	(in thousands)
Accounting fees	$25	$39
Insurance expense	20	(45)
Other	-	3
	$45	$(3)

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other (Loss) Income.  Other (loss) income for the three months ended March 31, 2012 and 2011 is detailed in the following table.

	Three months ended March 31,
	2012	2011
	(in thousands)
Interest income	$9	$7
Realized losses on derivative instruments	(21)	-
Unrealized losses on derivative instruments	(8)	-
	$(20)	$7

Unrealized Gain on Marketable Securities.  The Fund has investments in federal agency mortgage-backed securities totaling $1.2 million, which mature between 2039 and 2042, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value. Unrealized gains and losses related to the securities’ changes in fair value are recorded in other comprehensive income until realized.  The Fund had no unrealized gains or losses during the three months ended March 31, 2012.  The Fund recognized unrealized gains of $4 thousand during the three months ended March 31, 2011.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2012 were $3.4 million, primarily related to revenue received of $4.1 million, partially offset by operating expenses paid of $0.4 million, and management fees of $0.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2011 were $2.2 million, primarily related to revenue received of $2.8 million, partially offset by general and administrative expenses paid of $0.2 million, management fees of $0.2 million, and operating expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2012 were $1.2 million, related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2011 were $4.5 million, related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2012 were $3.2 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2011 were $1.2 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2012, the Fund had committed to spend an additional $2.6 million related to its investment properties, of which $1.2 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY A-1 FUND, LLC

Dated: April 30, 2012	By:	/s/	ROBERT E. SWANSON
		Name:	Robert E. Swanson
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2012	By:	/s/	KATHLEEN P. MCSHERRY
		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)