Form 10-Q
period 2012-09-30
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2012-11-08
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 8, 2012 the Fund had 207.7026 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$4,663	$6,817
Production receivable	1,549	1,840
Other current assets	75	66
Total current assets	6,287	8,723
Salvage fund	1,297	1,276
Oil and gas properties:
Unproved properties	2,514	8,078
Proved properties	24,592	18,144
Less: accumulated depletion and amortization	(17,165)	(7,915)
Total oil and gas properties, net	9,941	18,307
Total assets	$17,525	$28,306
Liabilities and Members' Capital
Current liabilities:
Due to operators	$611	$2,155
Accrued expenses	33	29
Total current liabilities	644	2,184
Asset retirement obligations	1,101	1,101
Total liabilities	1,745	3,285
Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(2,784)	(1,323)
Retained earnings	2,994	1,611
Manager's total	210	288
Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(15,778)	(7,498)
Accumulated deficit	(5,003)	(4,127)
Shareholders' total	15,558	24,714
Accumulated other comprehensive income	12	19
Total members' capital	15,780	25,021
Total liabilities and members' capital	$17,525	$28,306

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$4,028	$4,141	$12,037	$9,527

Expenses
Depletion and amortization	1,793	2,110	6,136	4,992
Dry-hole costs	(3)	-	61	61
Impairment of oil and gas properties	-	-	3,114	-
Management fees to affiliate (Note 4)	232	233	697	699
Operating expenses	474	260	1,378	510
General and administrative expenses	65	23	143	136
Total expenses	2,561	2,626	11,529	6,398
Income from operations	1,467	1,515	508	3,129
Other income (loss)	10	55	(1)	41
Net income	1,477	1,570	507	3,170
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(4)	10	(7)	22
Total comprehensive income	$1,473	$1,580	$500	$3,192

Manager Interest
Net income	$473	$530	$1,383	$1,182

Shareholder Interest
Net income (loss)	$1,004	$1,040	$(876)	$1,988
Net income (loss) per share	$4,837	$5,007	$(4,217)	$9,570

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$507	$3,170
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	6,136	4,992
Dry-hole costs	61	61
Impairment of oil and gas properties	3,114	-
Derivative instrument loss (income)	29	(23)
Derivative instrument settlements	2	2
Changes in assets and liabilities:
Decrease (increase) in production receivable	291	(693)
Increase in other current assets	(40)	(128)
Increase in due to operators	92	150
Increase (decrease) in accrued expenses	4	(332)
Net cash provided by operating activities	10,196	7,199

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(1)
Capital expenditures for oil and gas properties	(2,581)	(6,097)
Interest reinvested in salvage fund	(28)	(16)
Net cash used in investing activities	(2,609)	(6,114)

Cash flows from financing activities
Distributions	(9,741)	(4,945)
Net cash used in financing activities	(9,741)	(4,945)
Net decrease in cash and cash equivalents	(2,154)	(3,860)
Cash and cash equivalents, beginning of period	6,817	10,249
Cash and cash equivalents, end of period	$4,663	$6,389

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$181

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2012, the Fund’s bank balances exceeded federally insured limits by $1.2 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2012 and December 31, 2011, the Fund had investments in federal agency mortgage-backed securities as detailed in the following table, which are classified as available for sale.  Available-for-sale securities are carried in the financial statements at fair value.

		Gross
	Amortized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Value
	(in thousands)
Government National Mortgage Association securities (GNMA):
GNMA June 2039
September 30, 2012	$-	$-	$-
December 31, 2011	$278	$8	$286
GNMA April 2040
September 30, 2012	$-	$-	$-
December 31, 2011	$39	$1	$40
GNMA July 2041
September 30, 2012	$136	$11	$147
December 31, 2011	$204	$10	$214
Federal National Mortgage Association security (FNMA January 2042)
September 30, 2012	$607	$1	$608
December 31, 2011	$-	$-	$-

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

At September 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.2 million and $1.9 million, respectively, related to capital expenditures for oil and gas properties.

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

During the nine months ended September 30, 2012, the Fund recorded an impairment to oil and gas properties of $3.1 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates. Prior to such write-down, the well had a carrying value of $5.7 million. The fair value of the impaired well at the time of the impairment was $2.6 million, which was determined based on level 3 inputs and include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted. There were no impairments to oil and gas properties for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2011.

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

At September 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production.  For the three and nine months ended September 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$-	$(25)	$(29)	$(44)
Unrealized gains on derivative instruments	-	74	-	67
	$-	$49	$(29)	$23

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At September 30, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three and nine months ended September 30, 2012 and 2011, dry-hole costs, inclusive of credits, were related to the Dakota Project.

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2012 and 2011 were $0.2 million.  Management fees for each of the nine months ended September 30, 2012 and 2011 were $0.7 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three months ended September 30, 2012 and 2011 were $0.5 million and $0.3 million, respectively. Distributions paid to the Manager for the nine months ended September 30, 2012 and 2011 were $1.5 million and $0.7 million, respectively.

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

5.           Fair Value Measurements

At September 30, 2012 and December 31, 2011, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  The fair value of the Fund’s mortgage-backed securities and derivative instruments are recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $14.6 million related to the development of this project, which anticipates a four well development with related platform and pipeline infrastructure.  It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates.

As of September 30, 2012, the Fund expects to spend an additional $14.7 million related to its investments in oil and gas properties, inclusive of $14.6 million to develop the Beta Project, of which $2.9 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $9.0 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements, which include debt financing.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2012	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$2,514	$17,073	Well deemed to be a discovery in February 2012. Expected to commence production in 2015. Currently evaluating options for capital requirements, which include debt financing.
Producing Properties
Alpha Project	3.75%	$6,603	$6,603	Production commenced in April 2012.

Carrera Project	2.0%	$3,031	$3,031	Production commenced June 2011. Separator upgrade completed in third quarter 2012 at cost of $17 thousand.

Liberty Project	2.0%	$3,010	$3,010	Production commenced in 2010.

Raven Project well #1	25.0%	$6,528	$6,653	Production commenced 2010. Recompletion is planned for 2014 at an estimated cost of $0.1 million.

Raven Project well #2	25.0%	$4,351	$4,351	Production commenced in July 2011.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$4,028	$4,141	$12,037	$9,527

Expenses
Depletion and amortization	1,793	2,110	6,136	4,992
Dry-hole costs	(3)	-	61	61
Impairment of oil and gas properties	-	-	3,114	-
Management fees to affiliate	232	233	697	699
Operating expenses	474	260	1,378	510
General and administrative expenses	65	23	143	136
Total expenses	2,561	2,626	11,529	6,398
Income from operations	1,467	1,515	508	3,129
Other income (loss)	10	55	(1)	41
Net income	1,477	1,570	507	3,170
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(4)	10	(7)	22
Total comprehensive income	$1,473	$1,580	$500	$3,192

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of wells producing	5	4	5	4
Total number of production days	411	352	1,192	708
Oil sales (in thousands of barrels)	18	16	54	35
Average oil price per barrel	$103	$104	$107	$105
Gas sales (in thousands of mcfs)	641	560	2,047	1,267
Average gas price per mcf	$2.99	$4.20	$2.57	$4.36

The increases in production days and oil and gas sales volumes were principally attributable to the onset of production of the Alpha Project, Raven Project well #2, and the Carrera Project in April 2012, July 2011 and June 2011, respectively.  For additional property discussion see “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2012 was $4.0 million, a $0.1 million decrease from the three months ended September 30, 2011.  The decrease is attributable to decreased average prices totaling $0.9 million, partially offset by increased sales volume totaling $0.8 million.

Oil and gas revenue for the nine months ended September 30, 2012 was $12.0 million, a $2.5 million increase from the nine months ended September 30, 2011.  The increase is attributable to increased sales volume totaling $6.4 million, partially offset by the impact of the change in average prices totaling $3.9 million.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2012 was $1.8 million and $6.1 million, respectively, a decrease of $0.3 million and an increase of  $1.1 million from the three and nine months ended September 30, 2011, respectively.  The decrease in the three month period resulted from a decrease in average depletion rates totaling $0.7 million, partially offset by an increase in production volumes totaling $0.4 million.  The increase in the nine month period resulted from an increase in production volumes totaling $3.4 million, partially offset by a decrease in average depletion rates totaling $2.3 million. The decreases in average depletion rates were principally due to revisions in reserve estimates for the Raven, Liberty and Carrera projects, partially offset by higher cost reserve estimates for the Alpha Project.  See “Overview” above for additional information.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded credits to dry-hole costs of $3 thousand for the three months ended September 30, 2012.  The Fund did not record dry-hole costs for the three months ended September 30, 2011.  Dry-hole costs were $61 thousand during each of the nine months ended September 30, 2012 and 2011, which related to the Dakota Project.

Impairment of Oil and Gas Properties.  During the nine months ended September 30, 2012, the Fund recorded an impairment to oil and gas properties of $3.1 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates.  There were no impairments to oil and gas properties during the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2011.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2012 and 2011 were $0.2 million.  Management fees for each of the nine months ended September 30, 2012 and 2011 were $0.7 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$435	$208	$1,237	$425
Workover expense	25	50	90	75
Geological costs and other	14	2	51	10
	$474	$260	$1,378	$510

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.54 per mcfe and $0.49 per mcfe during the three and nine months ended September 30, 2012, respectively, compared to $0.31 per mcfe and $0.28 per mcfe during the three and nine months ended September 30, 2011, respectively.  Workover expense, which related to the Raven Project, represents costs to restore or stimulate production. Geological costs, which represent costs incurred to obtain seismic data, surveys and lease rentals for the Fund’s projects, primarily related to the Beta Project for the three and nine months ended September 30, 2012.  Geological costs for the three and nine months ended September 30, 2011 were primarily related to the Raven Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$35	$-	$108	$87
Insurance expense	29	21	33	42
Other	1	2	2	7
	$65	$23	$143	$136

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Income (Loss).  Other income (loss) for the three and nine months ended September 30, 2012 and 2011 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$10	$6	$28	$18
Realized losses on derivative instruments	-	(25)	(29)	(44)
Unrealized gains on derivative instruments	-	74	-	67
	$10	$55	$(1)	$41

Unrealized (Loss) Gain on Marketable Securities.  At September 30, 2012, the Fund has investments in federal agency mortgage-backed securities totaling $0.8 million, which mature between 2041 and 2042, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value. Unrealized gains and losses related to the securities’ changes in fair value are recorded in other comprehensive income until realized.  The Fund recognized unrealized losses of $4 thousand and unrealized gains of $10 thousand during the three months ended September 30, 2012 and 2011, respectively.  The Fund recognized unrealized losses of $7 thousand and unrealized gains of $22 thousand during the nine months ended September 30, 2012 and 2011, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2012 were $10.2 million, primarily related to revenue received of $12.3 million, partially offset by operating expenses paid of $1.3 million, management fees of $0.7 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2011 were $7.2 million, primarily related to revenue received of $8.8 million, partially offset by management fees of $0.7 million, general and administrative expenses paid of $0.5 million, operating expenses paid of $0.4 million and the purchase of derivative instruments of $0.1 million

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2012 were $2.6 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the nine months ended September 30, 2011 were $6.1 million, related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2012 were $9.7 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2011 were $4.9 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $14.6 million related to the development of this project, which anticipates a four well development with related platform and pipeline infrastructure.  It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates.  See “Liquidity Needs” below for additional information.

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

As of September 30, 2012, the Fund expects to spend an additional $14.7 million related to its investments in oil and gas properties, inclusive of $14.6 million to develop the Beta Project, of which $2.9 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $9.0 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements, which include debt financing.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY A-1 FUND, LLC
Dated:	November 8, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)