Form 10-K
period 2012-12-31
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2013-02-26
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

There is no market for the shares of LLC Membership Interest in the Fund.  As of February 26, 2013 there are 207.7026 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY A-1 FUND, LLC
2012 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy A-1 Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the US Private Securities Litigation Reform Act of 1995 that are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods.  Examples of events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing and production of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations.  Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity.  Forward-looking statements made in this document speak only as of the date on which they are made.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

The Fund is a Delaware limited liability company (“LLC”) formed on February 3, 2009 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

The Fund initiated its private placement offering on March 2, 2009, selling whole and fractional shares of membership interests (“Shares”), consisting of Limited Liability Shares of Membership Interests (“Limited Liability Shares”) and Investor GP Shares of Membership Interests (“Investor GP Shares”), primarily at $200 thousand per whole Share, with fractional interests being sold primarily at a price equal to such whole Share price times the amount of the fractional interest purchased. The Limited Liability Shares and the Investor GP Shares constitute a single class of securities as defined in Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In November 2012, pursuant to the LLC Agreement, Ridgewood Energy Corporation, as manager of the Fund converted all then outstanding Investor GP Shares to Limited Liability Shares.  There is no public market for the Shares and one is not likely to develop. In addition, the Shares are subject to material restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Fund’s limited liability company agreement (the “LLC Agreement”) and applicable federal and state securities laws. The private placement offering was terminated on October 13, 2009. The Fund raised $41.1 million and after payment of $6.7 million in offering fees, commissions and investment fees, the Fund had $34.5 million for investments and operating expenses.

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

As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.  Management fees for each of the years ended December 31, 2012 and 2011 were $0.9 million.  Additionally, the Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the years ended December 31, 2012 and 2011 were $1.9 million and $1.2 million, respectively.

In addition to the management fee, the Fund is required to pay all other expenses it may incur, including insurance premiums, expenses of preparing and printing periodic reports for shareholders and the Securities Exchange Commission (“SEC”), commission fees, taxes, third-party legal, accounting and consulting fees, litigation expenses and other expenses. The Fund is required to reimburse the Manager for all such expenses paid on its behalf.

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.  The Fund has invested in the drilling and development of both shallow and deepwater oil and natural gas projects in the U.S. offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico, in partnership with exploration and production companies.  At December 31, 2012, the Fund’s participation in investments in oil and natural gas properties have been completely identified and contracted and the balance of the Fund’s capital has been fully allocated to complete such projects.  Accordingly, the Fund does not expect to investigate or invest in any additional projects, other than those in which the Fund currently has a working interest.

Investment Strategy
The Fund has invested its capital with operators through working interest joint ventures with such operators and, in some cases, other energy companies that also own or acquire working interests in the projects.  A working interest is an undivided fractional interest in a lease block acquired from the U.S. government or from an operator that has acquired the working interest.  A working interest includes the right to drill, produce and conduct operating activities and share in any resulting oil and natural gas production. Operators will generally retain 25% to 50% interests in multiple drilling projects, rather than 100% interests in a few projects, in order to share risk, obtain independent technical validation and stretch exploration budgets that are split across numerous regions of the world. Attributes sought in projects for investment include: depth of scientific analysis and preparation; strong potential project economics and favorable operating agreement terms; similarity to existing producing properties; and expertise of the operator in the proposed region/geology/technical environment.  Attractive characteristics of potential and existing operators include industry contacts and relationships, geological and geophysical teams and a track record of success.  For certain of the Fund’s investments, the Fund may pay the operator a “promote” on the cost of the initial exploratory well, representing a larger share of the drilling costs.  For a successful well, all of the Fund’s subsequent costs, including completion costs for the exploratory well, the costs of all development wells, infrastructure costs such as production platforms and pipelines, and day-to-day operating costs for the life of the project, would be paid on a proportionate basis to its working interest ownership.

Investment Process
Although Ridgewood Energy’s model of investing fund capital with operators affords it access to third-party technical and engineering resources, Ridgewood Energy performs its own due diligence on, and independently evaluates, all of the projects in which the Fund may invest.  Ridgewood Energy conducts an initial screening process to identify new project investment opportunities and is selective as to which projects it pursues.  Key criteria that form part of the detailed evaluation include the identity of the operator and other partners, the technical quality of the project, access to existing infrastructure, drilling schedule and rig availability and project economics and terms.

Ridgewood Energy maintains an investment committee consisting of five members, which provides operational, financial, scientific and technical oil and gas expertise to the Fund (the “Investment Committee”).  Four members of the Investment Committee are based out of the Manager’s Montvale, New Jersey office and one member is based out of the Manager’s Houston, Texas office.  Once the technical and economic analyses of a potential project are complete and a project has been deemed to satisfy Ridgewood Energy’s technical criteria, economic risk/reward ratio, and fit within Ridgewood Energy’s diversification strategy, final investment approval is made by the Investment Committee.  When reviewing a project for final investment approval, the Investment Committee seeks to balance the economics of the projects, the potential sizes of the projects, project location, the diversity of the operators, and the likely timing of new projects.  The Investment Committee also considers the geological, financial and operating risks of the proposed project and compares these risks to the existing portfolio of Ridgewood Energy projects.  The Investment Committee further focuses on the initial well cost relative to the overall revenue potential of the project.

Participation and Joint Operating Agreements
Once Ridgewood Energy decides that a project is an appropriate investment for the Fund, the Fund enters into participation and joint operating agreements with the other working interest owners in a lease.  Ridgewood Energy negotiates these agreements with the goal of achieving the best possible economics and governance rights for the Fund in connection with acquiring the interest.  Under the joint operating agreement, proposals and decisions are made based on percentage ownership approvals and although an operator’s percentage ownership may constitute a majority ownership, operators generally seek consensus relating to project decisions.  As a result, Ridgewood Energy and other partners generally retain the right to make proposals and influence decisions involving certain operational matters associated with a project.  This approval discretion and the operator’s desire to execute the project efficiently and expeditiously can function to limit the operator’s inclination to act on its own, or against the interests of the participants in the project.

Project Information

Existing projects are located in Louisiana state waters and the waters of the Gulf of Mexico offshore Louisiana on the Outer Continental Shelf (“OCS”). The Outer Continental Shelf Lands Act (“OCSLA”), which was enacted in 1953, governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS.  See further discussion under the heading “Regulation” in this Item 1. “Business” of this Annual Report.

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

Royalty Payments
Generally, working interests in an offshore oil and natural gas lease under the OCSLA pay a 12.5%, 16.67% or 18.75% royalty to the Bureau of Ocean Energy Management (“BOEM”).  Therefore, the net revenue interest of the holders of 100% of the working interest in the projects in which the Fund will invest is between 81.25% and 87.5% of the total revenue, depending on the nature of the project.  The net revenue interest is further reduced by any other royalty burdens that apply to a lease block, such as those imposed by override interest owners.  In certain circumstances, as described below, the BOEM has adopted royalty relief for existing OCS leases for those who drill deep oil and natural gas projects.  The Fund’s working interests in leases located in state waters of the Gulf of Mexico, offshore Louisiana, are not subject to BOEM royalties, rather, such working interests pay a 25% royalty and certain additional taxes to the State of Louisiana.  Other than the foregoing royalties, the Fund does not have material royalty burdens other than as provided by the terms of the Fund’s credit agreement, which requires the Fund to pay royalties from the Beta Project to the lender. See Note 6 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the credit agreement.

Deep Gas Royalty Relief
On January 26, 2004, the BOEM promulgated a rule providing incentives for companies to increase deep natural gas production in the Gulf of Mexico (the "Royalty Relief Rule"). Under the Royalty Relief Rule, lessees are eligible for royalty relief on their existing leases if they drill and perforate wells for new and deeper reserves at depths greater than 15,000 feet subsea. In addition, an even larger royalty relief is available for wells drilled and perforated deeper than 18,000 feet subsea. The Royalty Relief Rule does not extend to deep waters of the Gulf of Mexico off the Continental Shelf nor does it apply if the price of natural gas exceeds $11.01 (estimated) Million British Thermal Units (“mmbtu”), adjusted annually for inflation. The Royalty Relief Rule is limited to leases in a water depth less than 656 feet, or 200 meters.

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

Properties

Productive Wells
The following table sets forth the number of productive oil and natural gas wells in which the Fund owned an interest as of December 31, 2012.  Productive wells are producing wells and wells mechanically capable of production.  Gross wells are the total number of wells in which the Fund owns a working interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net

Oil and natural gas	5	0.58

Acreage Data
The following table sets forth the Fund’s interests in developed and undeveloped oil and gas acreage as of December 31, 2012.  Gross acres are the total number of acres in which the Fund owns a working interest.  Net acres are the sum of the fractional working interests owned in gross acres.  Ownership interests generally take the form of working interests in oil and gas leases that have varying terms.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

Developed Acres		Undeveloped Acres
Gross	Net	Gross	Net
18,638	786	6,124	122

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2012	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$2,813	$17,445	Well deemed to be a discovery in February 2012. Completion efforts are ongoing and production is expected to commence in 2016. Financing arrangements finalized in fourth quarter 2012.
Producing Properties
Alpha Project	3.75%	$6,587	$6,587	Production commenced in April 2012.
Carrera Project	2.0%	$3,031	$3,057
Production commenced June 2011. Separator upgrade completed in third quarter 2012 at cost of $17 thousand.  Compressor scheduled to be installed in second quarter 2013 at an estimated cost of $26 thousand.

Liberty Project	2.0%	$3,010	$3,030	Production commenced in 2010. Recompletion is planned for 2014 at an estimated cost of $20 thousand.
Raven Project well #1	25.0%	$6,507	$6,507	Production commenced 2010.
Raven Project well #2	25.0%	$4,389	$4,389	Production commenced in July 2011.

Marketing/Customers

The Manager, on behalf of the Fund, has engaged Energy Upgrade, Inc. to market the Fund’s oil and natural gas.  The number of customers purchasing the Fund’s oil and natural gas may vary from time to time.  During 2012, the Fund had six major customers in the public market and currently, the Fund has two major customers in the public market.  Because a ready market exists for oil and natural gas, the Fund does not believe that the loss of any individual customer would have a material adverse effect on its financial position or results of operations.

The Fund’s current producing projects are near existing transportation infrastructure and pipelines.  The Manager believes that it is likely that oil and natural gas from the Fund’s projects will have access to pipeline transportation and will be marketed through Energy Upgrade, Inc.

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

The Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather.  Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any damage, shut-ins, or production stoppages due to hurricane activity in 2012.

Operator

The projects in which the Fund has invested are operated and controlled by unaffiliated third-party entities acting as operators. The operators are responsible for drilling, administration and production activities for leases jointly owned by working interest owners and act on behalf of all working interest owners under the terms of the applicable operating agreement. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases. Currently, the Fund's properties are operated by Apache Corporation, Deep Gulf Energy LP, LLOG Exploration Offshore, Inc. and Walter Oil & Gas Corporation.

Because the Fund does not operate any of the projects in which it has acquired a working interest, shareholders not only bear the risk that the Manager will be able to select suitable projects, but also that, once selected, such projects will be managed prudently, efficiently and fairly by the operators.

Insurance

The Manager has obtained what it believes to be adequate insurance for the funds that it manages to cover the risks associated with the Fund’s passive investments.  Although the Fund is not an operator, the Manager has, nonetheless, obtained hazard, property, general liability and other insurance in commercially reasonable amounts to cover its projects, as well as general liability, directors’ and officers’ liability and similar coverage for its business operations. However, there is no assurance that such insurance will be adequate to protect the Fund from material losses related to the projects.  In addition, the Manager's past practice has been to obtain insurance as a package that is intended to cover most, if not all, of the funds under its management.  The Manager re-evaluates the insurance coverage on an annual basis.  While the Manager believes it has obtained adequate insurance in accordance with customary industry practices, the possibility exists, depending on the extent of the incident, that insurance coverage may not be sufficient to cover all losses.  In addition, depending on the extent, nature and payment of any claims to the Fund's affiliates, yearly insurance limits may be exhausted and become insufficient to cover a claim made by the Fund in a given year.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for the Fund’s proportionate share of the anticipated cost of dismantling production platforms and facilities, plugging and abandoning the wells, and removing the platforms, facilities and wells in respect of the projects after the end of their useful lives, in accordance with applicable federal and state laws and regulations.  The Fund has deposited $1.2 million from capital contributions into a salvage fund.  As a result of the significant capital required and number of wells anticipated for the Beta Project, any further contributions to the salvage fund will reduce the amount of cash distributions that may be made to investors by the Fund.  Any portion of a salvage fund that remains after the Fund pays its share of the actual salvage cost will be distributed to the shareholders. There are no legal restrictions on the withdrawal or use of the salvage fund.

Competition

Strong competition exists in the acquisition of oil and natural gas leases and in all sectors of the oil and natural gas exploration and production industry. The Fund, through its Manager has competed with other companies for the acquisition of leases as well as percentage ownership interests in oil and natural gas working interests in the secondary market.  The Fund does not anticipate the acquisition of any additional ownership interests in oil and natural gas working interests as its capital has been fully allocated to current and past projects.

Employees

The Fund has no employees.  The Manager operates and manages the Fund.

Offices

The principal executive office of both the Fund and the Manager is located at 14 Philips Parkway, Montvale, NJ 07645, and their phone number is 800-942-5550. The Manager leases additional office space at 1254 Enclave Parkway, Houston, TX 77077 and also owns additional office space at 79 Turtle Point, Tuxedo Park, NY, 10987.  In addition, the Manager maintains leases for other offices that are used for administrative purposes for the Fund and other funds managed by the Manager.

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

The Fund owns projects that are located in the offshore waters of the Gulf of Mexico on the OCS. The Fund’s operations and activities are therefore governed by the OCSLA and certain other laws and regulations. The Fund also owns interests in properties located in state waters of the Gulf of Mexico, for which such states regulate drilling and operating activities by requiring, among other things, drilling permits, bonds and reports concerning operations. The laws of such states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of natural gas and oil properties, and the levels of production from natural gas and oil wells.

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM, an agency of the United States Department of Interior (the “Department of Interior”). Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement (the “BSEE”) pursuant to regulations promulgated under the OCSLA. Lessees must obtain approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency.  The Fund is not involved in the process of obtaining any such approvals or permits. Offshore operations are subject to numerous regulatory requirements, including stringent engineering and construction specifications related to offshore production facilities and pipelines and safety-related regulations concerning the design and operating procedures of these facilities and pipelines. Regulations also restrict the flaring or venting of production and proposed regulations would prohibit the flaring of liquid hydrocarbons and oil without prior authorization.

Offshore operations are subject to regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities.  Effective October 22, 2012, the Department of Interior, acting through the BSEE, implemented the Final Drilling Safety Rule (the “Final Rule”) which refined certain interim rules imposed in the immediate wake of the 2010 Deepwater Horizon oil spill.  The Final Rule was promulgated for the prevention of waste and for the conservation of natural resources of the OCS under the rulemaking authority of the OCSLA.  Among other things, the Final Rule, (1) enhances the description and classification of well-control barriers, (2) defines testing requirements for cement, (3) clarifies requirements for the installation of dual mechanical barriers, (4) extends requirements for blowout preventers and well-control fluids to well-completions, workovers and decommissioning operations, and (5) requires independent third-party verification of certain safety measures and enhanced documentation for blowout preventer inspections and maintenance.

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

Some of the environmental laws that apply to oil and natural gas exploration and production are described below:

The Oil Pollution Act. The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”) and was enacted in response to the numerous tanker spills, including the Exxon Valdez spill, that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to, and increases penalties for, such spills. The OPA establishes a new liability regime for oil pollution incidents in the aquatic environment. Essentially, the OPA provides that a responsible party for a vessel or facility from which oil is discharged or that poses a substantial threat of a discharge could be liable for certain specified damages resulting from a discharge of oil, including clean-up and remediation, loss of subsistence use of natural resources, real or personal property damages, as well as certain public and private damages. A responsible party includes a lessee of an offshore facility.

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

Other Environmental Laws. In addition to the above, the Fund’s operations may be subject to the Resource Conservation and Recovery Act of 1976, as amended, which regulates the generation, transportation, treatment, storage, disposal and cleanup of certain hazardous wastes, as well as the Comprehensive Environmental Response, Compensation and Liability Act, as amended, which imposes joint and several liability without regard to fault or legality of conduct on classes of persons who are considered responsible for the release of a hazardous substance into the environment.

The above represents a brief outline of the significant environmental laws that may apply to the Fund’s operations. The Fund believes that its operators are in compliance with each of these environmental laws and the regulations promulgated thereunder.  The Fund does not believe that its environmental, health and safety risks are materially different from those of comparable companies in the United States in the offshore oil and gas industry.  However, there are no assurances that the environmental regulations described above will not result in curtailment of production or material increases in the costs of production, development or exploration, or otherwise have a material adverse effect on the Fund’s operating results and cash flows.

Dodd-Frank Act.  The Dodd-Frank Act, signed into law in July 2010, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market and, in addition, requires certain additional SEC reporting requirements.

The Fund has the authority to utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Dodd-Frank mandates that many derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Derivatives will be subject to minimum daily margin requirements set by the relevant clearinghouse and, potentially, by the SEC or the CFTC, and derivatives dealers may demand the unilateral ability to increase margin requirements beyond any regulatory or clearinghouse minimums.  In addition, as required by Dodd-Frank, the CFTC has set “speculative position limits” (limits imposed on the maximum net long or net short speculative positions that a person may hold or control with respect to futures or options contracts traded on the U.S. commodities exchange) with respect to most energy contracts.  These requirements under Dodd-Frank could significantly increase the cost of any derivatives transactions of the Fund (including through requirements to post collateral, which could adversely affect the Fund’s liquidity), materially alter the terms of derivatives transactions and make it more difficult for the Fund to enter into customized transactions, cause the Fund to liquidate certain positions it may hold, reduce the ability of the Fund to protect against price volatility and other risks by making certain hedging strategies impossible or so costly that they are not economical to implement, and increase the Fund’s exposure to less creditworthy counterparties.  If the Fund alters any hedging program as a result of the legislation and regulations, the Fund’s operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Fund’s performance.

Dodd-Frank also required the SEC to issue rules requiring resource extraction issuers to disclose annually information relating to certain payments made by the issuer to the U.S. federal government or a foreign government for the purpose of the commercial development of oil, natural gas or minerals.  Resource extraction issuers are required to comply with the new rules, adopted by the SEC in August 2012, for fiscal years ending after September 30, 2013.  Accordingly, in 2014, the Fund will be required to provide information about the type and total amount of payments made to the U.S. federal government for each project related to the commercial development of oil and natural gas.  The Fund is evaluating the new resource extraction rules to determine any impact on the business.  These rules are currently being challenged in federal court.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity
The following table sets forth the Fund’s drilling activity for the years ended December 31, 2012 and 2011.  Gross wells are the total number of wells in which the Fund has an interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells, which produce both oil and natural gas, are located in the offshore waters of the Gulf of Mexico.  During the years ended December 31, 2012 and 2011, the Fund had no drilling activity for developmental wells.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information about wells in-progress at December 31, 2012.

	2012		2011
	Gross	Net	Gross	Net
Exploratory wells:
Productive	1	0.04	1	0.25
In-progress	1	0.02	2	0.06
Exploratory well total	2	0.06	3	0.31

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

The Manager’s primary technical person in charge of overseeing the Fund’s reserve estimates has a B.S. degree in Petroleum Engineering and is a member of the Society of Petroleum Engineers, the Association of American Drilling Engineers and the American Petroleum Institute.  With over twenty years of industry experience, he is currently responsible for reserve reporting, engineering and economic evaluation of exploration and development opportunities, and the oversight of drilling and production operations.

The Fund’s reserve estimates at December 31, 2012 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference. The Fund’s reserve estimates at December 31, 2011 were prepared by Ryder Scott Company, L.P., (“Ryder Scott”), an independent petroleum engineering firm.  The information regarding the qualifications of the petroleum engineer is included within the report from Ryder Scott, which is filed as Exhibit 99.2 to this Annual Report, and is incorporated herein by reference.

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

Proved Undeveloped Reserves.  At December 31, 2012, the Fund had approximately 304 thousand barrels and 4.7 million mcf of proved undeveloped oil and natural gas reserves, respectively, related to the Beta Project, which was determined to be a discovery during 2012, and the Raven Project.  At December 31, 2011, the Fund had approximately 35 thousand barrels and 3.6 million mcf of proved undeveloped oil and natural gas reserves, respectively, related to the Raven and Alpha projects.  The development of the Beta Project is ongoing and production is expected to commence in 2016.  The Fund will evaluate the development alternatives for the Raven Project’s proved undeveloped reserves during 2013.  The proved undeveloped reserves related to the Alpha Project were attributable to a sidetrack operation, which is no longer anticipated based upon the nature of the well’s reservoir.

Costs incurred to advance the development of proved undeveloped reserves were approximately $0.5 million during the year ended December 31, 2012, which principally related to the Beta Project.  Information regarding estimated future development costs relating to the development of the Fund’s non-producing properties, which is contained in Item 1. “Business” of this Annual Report under the heading “Properties”, is incorporated herein by reference. Estimated future development costs include capital spending on major development projects, some of which will take several years to complete. Proved undeveloped reserves related to major development projects will be reclassified to proved developed reserves when production commences.

Production and Prices
The information regarding the Fund’s production of oil and natural gas, and certain price and cost information for the years ended December 31, 2012 and 2011 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments
As of December 31, 2012, the Fund had no obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of the date of this filing, there were 614 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement.  At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders.  Due to the significant capital required to develop the Beta Project, future distributions may be impacted by amounts reserved to provide for its ongoing development costs, debt service costs, and funding its estimated asset retirement obligations. There is no requirement to distribute available cash and as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2012 and 2011, the Fund paid distributions totaling $12.8 million and $8.1 million, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Fund’s Business
The Fund was organized primarily to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

Revenues are subject to market pricing for oil and natural gas, which has been volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have a material adverse effect on the Fund’s future profitability.

Critical Accounting Estimates
The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows.  See Note 1 of Notes to Financial Statements – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for a discussion of the Fund’s significant accounting policies.

Accounting for Exploration, Development and Acquisition Costs
Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Development costs, including costs of drilling and equipping productive wells and related production facilities are capitalized. Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs. Annual lease rentals and exploration expenses are expensed as incurred. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”

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

Proved Reserves
Estimates of proved reserves are key components of the Fund’s most significant financial estimates involving its rate for recording depletion and amortization.  Annually, the Fund engages an independent petroleum engineer to perform a comprehensive study of the Fund’s proved properties to determine the quantities of reserves and the period over which such reserves will be recoverable. The Fund’s estimates of proved reserves are based on the quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Fund’s control. The estimation process is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation, and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves and future net revenues to change.

Asset Retirement Obligations
Asset retirement obligations include costs to plug and abandon the Fund’s wells and to dismantle and relocate or dispose of the Fund’s production platforms and related structures and restoration costs of land and seabed.  The Fund develops estimates of these costs based upon the type of production structure, water depth, reservoir depth and characteristics, and ongoing discussions with the wells’ operators.  Because these costs typically extend many years into the future, estimating these future costs is difficult and requires significant judgment that is subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment.  Estimates are reviewed on a bi-annual basis, or more frequently if an event occurs that would dictate a change in assumptions or estimates.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of proved properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review. If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term. If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

Results of Operations

The following table summarizes the Fund’s results of operations for the years ended December 31, 2012 and 2011 and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$16,658	$13,869

Expenses
Depletion and amortization	7,427	6,444
Dry-hole costs	59	61
Impairment of oil and gas properties	3,114	-
Management fees to affiliate	930	931
Operating expenses	1,744	855
General and administrative expenses	270	198
Total expenses	13,544	8,489
Income from operations	3,114	5,380
Other income (loss)	4	(39)
Net income	3,118	5,341
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(4)	19
Total comprehensive income	$3,114	$5,360

Overview. The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2012 and 2011.

	Year ended December 31,
	2012	2011
Number of wells producing	5	4
Total number of production days	1,662	1,078
Oil sales (in thousands of barrels)	72	51
Average oil price per barrel	$107	$107
Natural gas sales (in thousands of mcfs)	2,747	1,929
Average natural gas price per mcf	$2.80	$4.02
Natural gas liquid ("NGL") sales
(in thousands of gallons)	1,622	507
Average NGL price per gallon	$0.81	$1.11

The increases in production days and sales volumes were principally attributable to the onset of production of the Alpha Project, Raven Project well #2, and the Carrera Project in April 2012, July 2011 and June 2011, respectively.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue.   Oil and gas revenue for the year ended December 31, 2012 was $16.7 million, a $2.8 million increase from the year ended December 31, 2011.  The increase is attributable to increased sales volume totaling $6.8 million, partially offset by the impact of the change in average prices totaling $3.9 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the year ended December 31, 2012 was $7.4 million, an increase of $1.0 million from the year ended December 31, 2011.  The increase resulted from an increase in production volumes totaling $3.1 million, partially offset by a decrease in average depletion rates totaling $2.1 million. The decrease in the average depletion rates was principally due to revisions in reserve estimates for the Raven, Liberty and Carrera projects, partially offset by higher cost reserve estimates for the Alpha Project.  See “Overview” above for additional information.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs were $0.1 million during each of the years ended December 31, 2012 and 2011, related to the Dakota Project.

Impairment of Oil and Gas Properties.  During the year ended December 31, 2012, the Fund recorded an impairment to oil and gas properties of $3.1 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates.  There were no impairments to oil and gas properties during the year ended December 31, 2011.

Management Fees to Affiliate. Management fees for each of the years ended December 31, 2012 and 2011 were $0.9 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2012	2011
	(in thousands)
Lease operating expense	$1,603	$750
Geological costs and other	70	10
Workover expense	54	75
Accretion expense	17	20
	$1,744	$855

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.47 per mcfe during the year ended December 31, 2012, compared to $0.33 per mcfe during the year ended December 31, 2011.  Geological costs, which represent costs incurred to obtain seismic data, surveys and lease rentals for the Fund’s projects, primarily related to the Beta Project for the year ended December 31, 2012.  Geological costs for the year ended December 31, 2011 were primarily related to the Raven Project.  Workover expense, which related to the Raven Project, represents costs to restore or stimulate production.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Year ended December 31,
	2012	2011
	(in thousands)
Accounting fees	$133	$117
Legal costs and other	70	7
Insurance expense	67	74
	$270	$198

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  During the year ended December 31, 2012, legal costs represent fees incurred in connection with obtaining financing for the Beta Project.  See Note 6 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the debt acquisition costs.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Income (Loss).  Other income (loss) for the years ended December 31, 2012 and 2011 is detailed in the following table.

	Year ended December 31,
	2012	2011
	(in thousands)
Interest income	$33	$24
Realized losses on derivative instruments	(29)	(64)
Unrealized gains on derivative instruments	-	1
	$4	$(39)

Unrealized (Loss) Gain on Marketable Securities.   At December 31, 2012, the Fund has investments, within its salvage fund, in federal agency mortgage-backed securities totaling $0.7 million, which mature between 2041 and 2042, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value. Unrealized gains and losses related to the securities’ changes in fair value are recorded in other comprehensive income until realized.  The Fund recognized unrealized losses of $4 thousand during the year ended December 31, 2012.  The Fund recognized unrealized gains of $19 thousand during the year ended December 31, 2011.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the year ended December 31, 2012 were $13.9 million, primarily related to revenue received of $16.8 million, partially offset by operating expenses paid of $1.8 million, management fees of $0.9 million, and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the year ended December 31, 2011 were $11.5 million, primarily related to revenue received of $13.6 million, partially offset by management fees of $0.9 million, operating expenses paid of $0.6 million, general and administrative expenses paid of $0.5 million, and the purchase of derivative instruments of $0.1 million

Investing Cash Flows
Cash flows used in investing activities for the year ended December 31, 2012 were $2.8 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the year ended December 31, 2011 were $6.8 million, primarily related to capital expenditures for oil and gas properties of $6.5 million and investments in the salvage fund of $0.2 million.

Financing Cash Flows
Cash flows used in financing activities for the year ended December 31, 2012 were $12.9 million, primarily related to manager and shareholder distributions of $12.8 million and debt acquisition costs of $0.1 million.  See Note 6 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the debt acquisition costs.

Cash flows used in financing activities for the year ended December 31, 2011 were $8.1 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of December 31, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $14.6 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

Capital expenditures for investment properties have been funded with the capital raised by the Fund in its private placement offering, and in certain circumstances, through debt financing. The number of projects in which the Fund can invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its investment properties. Operations are funded utilizing operating income, short-term investments, if any, existing cash on-hand and income earned therefrom.

As of December 31, 2012, the Fund expects to spend an additional $14.7 million related to its investments in oil and gas properties, inclusive of $14.6 million to develop the Beta Project, of which $2.9 million is expected to be spent during 2013.  Total capital commitments exceed available working capital by $8.5 million at December 31, 2012, which includes interest costs and asset retirement obligations for the Beta Project.   In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $8.3 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See “Credit Agreement” below for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. Due to the significant capital required to develop the Beta Project, distributions may be impacted by amounts reserved to provide for its ongoing development costs, debt service costs, and funding its estimated asset retirement obligations.

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $8.3 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of December 31, 2012, the Fund had no borrowings under this credit agreement.  See Note 6 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding this credit agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the loans and require full and immediate repayment of all borrowings under the Credit Agreement. Finally, the Lenders obligation to make the Loan is subject to customary conditions precedent including the delivery to Lenders of effective corporate organizational documents, pro forma financial statements, evidence of defensible title to the Beta Project and the payment of fees.  The Fund believes it is in compliance with all covenants under the Credit Agreement at December 31, 2012.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at December 31, 2012 and 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at December 31, 2012 and 2011 other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

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

Disclosure Controls and Procedures
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2012.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework. Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2012, the Fund’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager.  The Manager has very broad authority, including the authority to appoint the executive officers of the Fund.  Executive officers of Ridgewood Energy and the Fund and their ages at December 31, 2012 are as follows:

Name, Age and Position with Registrant	Officer of Ridgewood Energy Corporation Since

Robert E. Swanson, 65 Chief Executive Officer	1982

Kenneth W. Lang, 58 President and Chief Operating Officer	2009

Kathleen P. McSherry, 47 Executive Vice President and Chief Financial Officer	2001

Robert L. Gold, 54 Executive Vice President	1987

Daniel V. Gulino, 52 Senior Vice President and General Counsel	2003

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

Code of Ethics
The Manager has adopted a code of ethics for all employees, including the Manager’s principal executive officer and principal financial and accounting officer. If any amendments are made to the code of ethics or the Manager grants any waiver, including any implicit waiver, from a provision of the code that applies to the Manager’s executive officers or principal financial and accounting officer, the Fund will disclose the nature of such amendment or waiver on the Manager’s website or in a current report on Form 8-K.  Copies of the code of ethics are available, without charge, on the Manager’s website at www.ridgewoodenergy.com and in print upon written request to the business address of the Manager at 14 Philips Parkway, Montvale, New Jersey 07645, ATTN:  General Counsel.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2012, all filing requirements applicable to its officers, directors and 10% beneficial owners were met on a timely basis.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 207.7026 shares outstanding at February 26, 2013.  No officer of the Manager or the Fund owns any of the Shares and no person owns more than 5% of the Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the years ended December 31, 2012 and 2011 were $0.9 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.   Distributions paid to the Manager for the years ended December 31, 2012 and 2011 were $1.9 million and $1.2 million, respectively.

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

In November 2012, the Fund entered into a credit agreement along with other entities managed by the Manager.  See Note 6 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the credit agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2012 and 2011.

	Year ended December 31,
	2012	2011
	(in thousands)
Audit fees (1)	$80	$80

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

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

10.1
Credit Agreement dated as of November 27, 2012 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto
Incorporated by reference to the Fund’s Form 8-K filed on December 3, 2012

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
Filed herewith

99.1	Report of Netherland, Sewell & Associates, Inc.	Filed herewith

99.2	Report of Ryder Scott Company, L.P.	Incorporated by reference to the Fund’s Form 10-K filed on February 16, 2012

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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
RIDGEWOOD ENERGY A-1 FUND, LLC

Date: February 26, 2013	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	Chief Executive Officer	February 26, 2013
Robert E. Swanson	(Principal Executive Officer)

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial Officer	February 26, 2013
Kathleen P. McSherry	(Principal Financial and Accounting Officer)

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	February 26, 2013
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Manager of Ridgewood Energy A-1 Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy A-1 Fund, LLC (the "Fund") as of December 31, 2012 and 2011, and the related statements of operations and comprehensive income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy A-1 Fund, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 26, 2013

RIDGEWOOD ENERGY A-1 FUND, LLC
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$5,045	$6,817
Production receivable	1,728	1,840
Other current assets	53	66
Total current assets	6,826	8,723
Salvage fund	1,305	1,276
Other assets	610	-
Oil and gas properties:
Unproved properties	-	8,078
Proved properties	26,808	18,144
Less: accumulated depletion and amortization	(18,456)	(7,915)
Total oil and gas properties, net	8,352	18,307
Total assets	$17,093	$28,306

Liabilities and Members' Capital
Current liabilities:
Due to operators	$613	$2,155
Accrued expenses	37	29
Total current liabilities	650	2,184
Asset retirement obligations	1,131	1,101
Total liabilities	1,781	3,285

Commitments and contingencies (Note 7)
Members' capital:
Manager:
Distributions	(3,246)	(1,323)
Retained earnings	3,570	1,611
Manager's total	324	288
Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(18,398)	(7,498)
Accumulated deficit	(2,968)	(4,127)
Shareholders' total	14,973	24,714
Accumulated other comprehensive income	15	19
Total members' capital	15,312	25,021
Total liabilities and members' capital	$17,093	$28,306

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year ended December 31,
	2012	2011
Revenue
Oil and gas revenue	$16,658	$13,869

Expenses
Depletion and amortization	7,427	6,444
Dry-hole costs	59	61
Impairment of oil and gas properties	3,114	-
Management fees to affiliate (Note 4)	930	931
Operating expenses	1,744	855
General and administrative expenses	270	198
Total expenses	13,544	8,489

Income from operations	3,114	5,380
Other income (loss)	4	(39)
Net income	3,118	5,341
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(4)	19
Total comprehensive income	$3,114	$5,360

Manager Interest
Net income	$1,959	$1,713

Shareholder Interest
Net income	$1,159	$3,628
Net income per share	$5,578	$17,470

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
(in thousands, except share data)

				Accumulated Other
				Comprehensive
	# of Shares	Manager	Shareholders	Income (Loss)	Total
Balances, December 31, 2010	207.7026	$(203)	$28,010	$-	$27,807
Distributions	-	(1,222)	(6,924)	-	(8,146)
Net income	-	1,713	3,628	-	5,341
Other comprehensive income	-	-	-	19	19
Balances, December 31, 2011	207.7026	288	24,714	19	25,021
Distributions	-	(1,923)	(10,900)	-	(12,823)
Net income	-	1,959	1,159	-	3,118
Other comprehensive loss	-	-	-	(4)	(4)
Balances, December 31, 2012	207.7026	$324	$14,973	$15	$15,312

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2012	2011

Cash flows from operating activities
Net income	$3,118	$5,341
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	7,427	6,444
Dry-hole costs	59	61
Impairment of oil and gas properties	3,114	-
Accretion expense	17	20
Derivative instrument loss	29	63
Derivative instrument settlements	2	3
Debt acquisition costs	67	-
Changes in assets and liabilities:
Decrease (increase) in production receivable	112	(264)
Increase in other current assets	(16)	(110)
(Decrease) increase in due to operators	(48)	261
Increase (decrease) in accrued expenses	8	(325)
Net cash provided by operating activities	13,889	11,494

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2,738)	(6,547)
Investments in salvage fund	(33)	(233)
Net cash used in investing activities	(2,771)	(6,780)

Cash flows from financing activities
Distributions	(12,823)	(8,146)
Debt acquisition costs	(67)	-
Net cash used in financing activities	(12,890)	(8,146)
Net decrease in cash and cash equivalents	(1,772)	(3,432)
Cash and cash equivalents, beginning of year	6,817	10,249
Cash and cash equivalents, end of year	$5,045	$6,817

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$181

Supplemental schedule of non-cash financing activities
Deferred financing charges related to the conveyance of overriding royalty interest in the Beta Project	$610	$-

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

Organization
The Ridgewood Energy A-1 Fund, LLC (the "Fund"), a Delaware limited liability company, was formed on February 3, 2009 and operates pursuant to a limited liability company agreement (the “LLC Agreement") dated as of March 2, 2009 by and among Ridgewood Energy Corporation (the "Manager") and the shareholders of the Fund, which addresses matters such as the authority and voting rights of the Manager and shareholders, capitalization, transferability of membership interests, participation in costs and revenues, distribution of assets and dissolution and winding up.  The Fund was organized to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

The Manager has direct and exclusive control over the management of the Fund's operations. With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 4, 6 and 7.

Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Effective January 1, 2013, the federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  Based upon these limits, at December 31, 2012, the Fund’s bank balances exceeded federally insured limits by $5.0 million, of which $0.2 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At December 31, 2012 and 2011, the Fund had investments in federal agency mortgage-backed securities as detailed in the following table, which are classified as available for sale.  Available-for-sale securities are carried in the financial statements at fair value.

		Gross
	Amortized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Value
	(in thousands)
Government National Mortgage Association securities (GNMA):
GNMA June 2039
December 31, 2012	$-	$-	$-
December 31, 2011	$278	$8	$286
GNMA April 2040
December 31, 2012	$-	$-	$-
December 31, 2011	$39	$1	$40
GNMA July 2041
December 31, 2012	$116	$8	$124
December 31, 2011	$204	$10	$214
Federal National Mortgage Association security (FNMA January 2042)
December 31, 2012	$538	$7	$545
December 31, 2011	$-	$-	$-

The unrealized gains on the Fund's investments in federal agency mortgage-backed securities were caused by a reduction in market interest rates. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  It is expected that the securities would not be settled at a price less than the amortized cost basis of the Fund’s investments. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

At December 31, 2012 and 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.5 million and $0.4 million, respectively.  The held-to-maturity investments at December 31, 2012 mature in June 2013.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the credit agreement such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At December 31, 2012, $0.6 million of debt discounts and deferred financing costs remained unamortized.  There was no amortization expense during the years ended December 31, 2012 and 2011.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners.  The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs. Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized.

At December 31, 2012 and 2011, amounts recorded in due to operators totaling $0.4 million and $1.9 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the years ended December 31, 2012 and 2011.

	2012	2011
	(in thousands)
Balance, beginning of year	$1,101	$497
Liabilities incurred	13	377
Accretion expense	17	20
Revisions in estimated cash flows	-	207
Balance, end of year	$1,131	$1,101

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The estimated fair value of such contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis on the statement of operations within other income or loss. The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.  See Note 2.  “Derivative Instruments”.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of proved properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review. If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term. If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

During the year ended December 31, 2012, the Fund recorded an impairment of $3.1 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates.  Prior to such write-down, the well had a carrying value of $4.2 million.  The fair value of the impaired well at December 31, 2012 was $1.1 million, which was determined based on level 3 inputs, which include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted.  See Note 5. “Fair Value Measurements”.

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

Income and Expense Allocation
Profits and losses are allocated to shareholders and the Manager in accordance with the LLC agreement.

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

2.   Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. The use of such derivative instruments limits the downside risk of adverse price movements.  The estimated fair value of such contracts is based upon various factors, including reported prices on NYMEX and ICE, volatility, and the time value of options. See Note 5. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.

At December 31, 2012, the Fund had no outstanding derivative contracts with respect to its future production. At December 31, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil that were not designated for hedge accounting as detailed in the following table.

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
January 1, 2012 - April 30, 2012	Put Options	2,764	$105.00	$13
January 1, 2012 - April 30, 2012	Put Options	1,312	$112.00	$11
January 1, 2012 - April 30, 2012	Put Options	1,312	$100.00	$4

For the years ended December 31, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Year ended December 31,
	2012	2011
	(in thousands)
Realized losses on derivative instruments	$(29)	$(64)
Unrealized gains on derivative instruments	-	1
	$(29)	$(63)

3.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  The following table reflects the net changes in unproved properties for the years ended December 31, 2012 and 2011.

	2012	2011
	(in thousands)
Balance, beginning of year	$8,078	$5,790
Additions to capitalized exploratory well costs
pending the determination of proved reserves	-	5,476
Reclassifications to proved properties based on
the determination of proved reserves	(8,078)	(3,188)
Capitalized exploratory well costs charged to
expense	-	-
Balance, end of year	$-	$8,078

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  During the years ended December 31, 2012 and 2011, dry-hole costs, inclusive of credits, were related to the Dakota Project.

4.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the years ended December 31, 2012 and 2011 were $0.9 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the years ended December 31, 2012 and 2011 were $1.9 million and $1.2 million, respectively.

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

In November 2012, the Fund entered into a credit agreement along with other entities managed by the Manager.  See Note 6. “Credit Agreement – Beta Project Financing,” for additional information.

5.   Fair Value Measurements

The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value.  The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets.  Level 2 inputs consist of quoted prices for similar instruments.  Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.  At December 31, 2012 and 2011, cash and cash equivalents approximate fair value based on Level 1 inputs.  The fair value of the Fund’s mortgage-backed securities within the salvage fund are recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.  At December 31, 2011, derivative instruments were recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.  Credit Agreement – Beta Project Financing

In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as Administrative Agent and Lender (and any other banks or financial institutions that may in the future become a party thereto, collectively “Lenders”) that provides for an aggregate loan commitment to the Fund of approximately $8.3 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Except in cases of fraud and breach of certain representations, the Loan is non-recourse to the Fund’s other assets and secured solely by the Fund’s interests in the Beta Project. In addition to the Fund’s execution of the Credit Agreement, Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC and Ridgewood Energy B-1 Fund, LLC (“Ridgewood Funds”, and when used with the Fund the “Ridgewood Participating Funds”) have also executed the Credit Agreement. Pursuant to the Credit Agreement, each Ridgewood Participating Fund has a separate loan commitment from the Lenders and amounts borrowed are not joint and several obligations. Each of the Ridgewood Participating Funds’ borrowings is secured solely by its separate interest in the Beta Project. Therefore, the Fund is liable for the repayment of its Loan and is not liable to the Lenders to repay any loan made to any other Ridgewood Fund. The Manager serves as the manager for each Ridgewood Participating Fund.

As of December 31, 2012, the Fund had no borrowings under the Credit Agreement.  The Fund anticipates it will borrow approximately $8.3 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn. Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the Lenders, each Ridgewood Participating Fund has agreed to convey an overriding royalty interest (“ORRI”) to the Lenders in their working interests in the Beta Project. Each Ridgewood Participating Fund’s share of the Lender’s aggregate ORRI is directly proportionate to its level of borrowing as a percentage of total borrowings of all Ridgewood Participating Funds. Using these principles, the Fund’s percentage ORRI to be granted to the Lenders equals 16.22% of the Fund’s production until the Fund’s share of Beta Project’s cumulative production equals approximately 0.5 million barrels of oil (“MMBO”), net of royalties. Upon reaching that milestone, the Fund’s ORRI percentage decreases to 10.81% of the Fund’s production until the Fund’s share of the Beta Project’s cumulative production equals approximately 0.79 MMBO, net of royalties, whereupon it decreases to, and remains at, 5.41% of the Fund’s net production. The Ridgewood Funds can collectively borrow up to $15 million prior to the satisfaction or waiver of certain administrative conditions precedent.  The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $0.6 million, which will be amortized to interest expense over the expected payoff period of the loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on level 3 inputs, which include projected net income from reserves and forward pricing curves.  The outstanding debt discounts and deferred financing costs recorded on the balance sheet within “Other assets” is $0.6 million.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at December 31, 2012.

The expenses related to the securing of the Credit Agreement were borne by the Ridgewood Participating Funds. The Fund’s portion of such expenses was $0.1 million.

7.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of December 31, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $14.6 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates.

As of December 31, 2012, the Fund expects to spend an additional $14.7 million related to its investments in oil and gas properties, inclusive of $14.6 million to develop the Beta Project, of which $2.9 million is expected to be spent during 2013.  Total capital commitments exceed available working capital by $8.5 million at December 31, 2012, which includes interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $8.3 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  See Note 6. “Credit Agreement – Beta Project Financing,” for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At December 31, 2012 and 2011, there were no known environmental contingencies that required the Fund to record a liability.

Effective October 22, 2012, the United States Department of Interior, acting through the Bureau of Safety and Environmental Enforcement, implemented the Final Drilling Safety Rule (the “Final Rule”) which refined certain interim rules imposed in the immediate wake of the 2010 Deepwater Horizon oil spill.  The Final Rule was promulgated for the prevention of waste and for the conservation of natural resources of the Outer Continental Shelf under the rulemaking authority of the Outer Continental Shelf Lands Act.  The United States Congress continues to consider a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore, in addition to the Final Rule.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact the Fund’s business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and natural gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage.  The occurrence of an event that is not insured or not fully insured could have a material adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Claims made by other funds managed by the Manager can reduce or eliminate insurance for the Fund.

Ridgewood Energy A-1 Fund, LLC
Supplementary Financial Information
Information about Oil and Gas Producing Activities – Unaudited

In accordance with the Financial Accounting Standards Board guidance on disclosures of oil and gas producing activities, this section provides supplementary information on oil and gas exploration and producing activities of the Fund. The Fund is engaged solely in oil and gas activities, all of which are located in Louisiana state waters and the waters of the Gulf of Mexico offshore from Louisiana on the Outer Continental Shelf.

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2012	2011
	(in thousands)
Unproved properties	-	8,078
Proved properties	26,808	18,144
Total oil and gas properties	26,808	26,222
Accumulated depletion and amortization	(18,456)	(7,915)
Oil and gas properties, net	$8,352	$18,307

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2012	2011
	(in thousands)
Exploration costs	$599	$2,241
Development costs	726	5,490
	$1,325	$7,731

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2012, and Ryder Scott Company, L.P. at December 31, 2011.  These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules.  Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2012		December 31, 2011
	United States
	Oil (BBLS)	Gas (MCF)	Oil (BBLS)	Gas (MCF)

Proved developed and undeveloped reserves:
Beginning of year	149,682	9,057,281	110,875	4,591,897
Extensions and discoveries	273,596	205,197	34,218	3,452,328
Revisions of previous estimates (a)	56,762	1,677,283	56,271	3,007,557
Production	(71,526)	(2,971,318)	(51,682)	(1,994,501)
End of year	408,514	7,968,443	149,682	9,057,281

Proved developed reserves:
Beginning of year	114,269	5,461,281	94,841	2,347,397
End of year	104,155	3,308,526	114,269	5,461,281

Proved undeveloped reserves:
Beginning of year	35,413	3,596,000	16,034	2,244,500
End of year (b)	304,359	4,659,917	35,413	3,596,000

(a) Revisions of previous estimates during the years ended December 31, 2012 and 2011 are attributable to well performance.

(b)  The increases in proved undeveloped reserves were due to discoveries relating to the Beta Project, coupled with revisions to estimates for the Raven Project, which were attributable to well performance.  Such increases were partially offset by decreases in proved undeveloped reserves related to the Alpha project, which are no longer expected to be developed due to the nature of the well's reservoir.  The Fund will evaluate the development alternatives for the Raven Project’s proved undeveloped reserves during 2013.

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

	December 31,
	2012	2011
	(in thousands)
Future cash inflows	$66,606	$54,992
Future production costs	(8,035)	(6,429)
Future development costs	(17,804)	(7,197)
Future ad valorem taxes	(474)	(200)
Future net cash flows	40,293	41,166
10% annual discount for estimated timing of cash flows	(12,871)	(5,871)
Standardized measure of discounted future estimated net cash flows	$27,422	$35,295

Table V - Changes in the Standardized Measure for Discounted Future Net Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2012	2011
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$(8,853)	$1,843
Sales and transfers of oil and gas produced during the period	(15,055)	(13,118)
Net change due to extensions, discoveries, and improved recovery	6,728	13,156
Changes in estimated future development costs	2,211	(265)
Net change due to revisions in quantities estimates	9,436	13,203
Accretion of discount	3,530	1,815
Other	(5,870)	512
Aggregate change in the standardized measure of discounted future net cash flows for the year	$(7,873)	$17,146

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