Form 10-K
period 2013-12-31
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2014-02-25
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

There is no market for the shares of LLC Membership Interest in the Fund.  As of February 25, 2014 there are 207.7026 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY A-1 FUND, LLC
2013 ANNUAL REPORT ON FORM 10-K

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

The Fund initiated its private placement offering on March 2, 2009, selling whole and fractional shares of membership interests (“Shares”), consisting of Limited Liability Shares of Membership Interests (“Limited Liability Shares”) and Investor GP Shares of Membership Interests (“Investor GP Shares”), primarily at $200 thousand per whole Share. The Limited Liability Shares and the Investor GP Shares constitute a single class of securities as defined in Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In November 2012, pursuant to the LLC Agreement, Ridgewood Energy Corporation, as manager of the Fund converted all then outstanding Investor GP Shares to Limited Liability Shares.  There is no public market for the Shares and one is not likely to develop. In addition, the Shares are subject to material restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Fund’s limited liability company agreement (the “LLC Agreement”) and applicable federal and state securities laws. The private placement offering was terminated on October 13, 2009. The Fund raised $41.1 million and after payment of $6.7 million in offering fees, commissions and investment fees, the Fund had $34.5 million for investments and operating expenses.

Manager

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) was founded in 1982. The Manager has direct and exclusive control over the management of the Fund’s operations.   The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. Historically when the Fund had sought project investment, the Manager located potential projects, conducted due diligence, and negotiated the investment transactions with respect to those projects.  Additional information regarding the Manager is available through its website at www.ridgewoodenergy.com.  No information on such website shall be deemed to be included or incorporated by reference into this Form 10-K.

As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.  Management fees for each of the years ended December 31, 2013 and 2012 were $0.9 million.  Additionally, the Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the years ended December 31, 2013 and 2012 were $1.2 million and $1.9 million, respectively.

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

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.  The Fund has invested in the drilling and development of both shallow and deepwater oil and natural gas projects in the U.S. offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico, in partnership with exploration and production companies.  At December 31, 2013, the Fund’s participation in investments in oil and natural gas properties had been completely identified and contracted and the balance of the Fund’s capital has been fully allocated to complete such projects and since that time, the Fund has not investigated or invested in, and does not expect in the future to investigate or invest in, any additional projects, other than those in which the Fund currently has a working interest.

Investment Strategy
The Fund has invested its capital with operators through working interest joint ventures with such operators and, in some cases, other energy companies that also own or acquire working interests in the projects.  A working interest is an undivided fractional interest in a lease block acquired from the U.S. government or from an operator that has acquired the working interest.  A working interest includes the right to drill, produce and conduct operating activities and share in any resulting oil and natural gas production. Operators will generally retain 25% to 50% interests in multiple drilling projects, rather than 100% interests in a few projects, in order to share risk, obtain independent technical validation and stretch exploration budgets that are split across numerous regions of the world. Attributes sought in projects for investment have included: depth of scientific analysis and preparation; strong potential project economics and favorable operating agreement terms; similarity to existing producing properties; and expertise of the operator in the proposed region/geology/technical environment.  Attractive characteristics of potential and existing operators include industry contacts and relationships, geological and geophysical teams and a track record of success.  For certain of the Fund’s investments, the Fund may pay the operator a “promote” on the cost of the initial exploratory well, representing a larger share of the drilling costs.  For a successful well, all of the Fund’s subsequent costs, including completion costs for the exploratory well, the costs of all development wells, infrastructure costs such as production platforms and pipelines, and day-to-day operating costs for the life of the project, would be paid on a proportionate basis to its working interest ownership.

Investment Process
Although Ridgewood Energy’s model of investing fund capital with operators affords it access to third-party technical and engineering resources, Ridgewood Energy has performed its own due diligence on, and independently evaluated, all of the projects in which the Fund has invested.  When seeking new project investment opportunities, Ridgewood Energy has conducted an initial screening process to identify these opportunities and has been selective as to which projects it has chosen to pursue.  Key criteria that form part of the detailed evaluation include the identity of the operator and other partners, the technical quality of the project, access to existing infrastructure, drilling schedule and rig availability and project economics and terms.

Ridgewood Energy maintains an investment committee consisting of five members, which provides operational, financial, scientific and technical oil and gas expertise to the Fund (the “Investment Committee”).  Two members of the Investment Committee are based out of the Manager’s Montvale, New Jersey office and three members are based out of the Manager’s Houston, Texas office.  Once the technical and economic analyses of a potential project have been completed and a project has been deemed to satisfy Ridgewood Energy’s technical criteria, economic risk/reward ratio, and fit within Ridgewood Energy’s diversification strategy, final investment approval is made by the Investment Committee.  When reviewing a project for final investment approval, the Investment Committee seeks to balance the economics of the projects, the potential sizes of the projects, project location, the diversity of the operators, and the likely timing of new projects.  The Investment Committee also considers the geological, financial and operating risks of the proposed project and compares these risks to the existing portfolio of Ridgewood Energy projects.  The Investment Committee further focuses on the initial well cost relative to the overall revenue potential of the project.  Currently, the Investment Committee activities surrounding this fund are principally related to the development and operation of properties for which it already has a working interest.

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

Project Information

Existing projects are located in the waters of the Gulf of Mexico offshore Louisiana, in state waters or on the Outer Continental Shelf (“OCS”). The Outer Continental Shelf Lands Act (“OCSLA”), which was enacted in 1953, governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS.  See further discussion under the heading “Regulation” in this Item 1. “Business” of this Annual Report.

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

Royalty Payments
Generally, working interests in an offshore oil and natural gas lease under the OCSLA pay a 12.5%, 16.67% or 18.75% royalty to the Bureau of Ocean Energy Management (“BOEM”).  Therefore, the net revenue interest of the holders of 100% of the working interest in the projects in which the Fund will invest is between 81.25% and 87.5% of the total revenue, depending on the nature of the project.  The net revenue interest is further reduced by any other royalty burdens that apply to a lease block, such as those imposed by override interest owners.  In certain circumstances, as described below, the BOEM has adopted royalty relief for existing OCS leases for those who drill deep oil and natural gas projects.  The Fund’s working interests in leases located in state waters of the Gulf of Mexico, offshore Louisiana, are not subject to BOEM royalties, rather, such working interests pay a 25% royalty and certain additional taxes to the State of Louisiana.  Other than the foregoing royalties, the Fund does not have material royalty burdens other than as provided by the terms of the Fund’s credit agreement, which requires the Fund to pay royalties from the Beta Project to the lender. See Note 5 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the credit agreement.

Deep Gas Royalty Relief
On January 26, 2004, the BOEM promulgated a rule providing incentives for companies to increase deep natural gas production in the Gulf of Mexico (the "Royalty Relief Rule"). Under the Royalty Relief Rule, lessees are eligible for royalty relief on their existing leases if they drill and perforate wells for new and deeper reserves at depths greater than 15,000 feet subsea. In addition, an even larger royalty relief is available for wells drilled and perforated deeper than 18,000 feet subsea. The Royalty Relief Rule does not extend to deep waters of the Gulf of Mexico off the Outer Continental Shelf nor does it apply if the price of natural gas exceeds $11.16 (estimated) Million British Thermal Units (“mmbtu”), adjusted annually for inflation. The Royalty Relief Rule is limited to leases in a water depth less than 656 feet, or 200 meters.

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

Properties

Productive Wells
The following table sets forth the number of productive oil and natural gas wells in which the Fund owned an interest as of December 31, 2013.  Productive wells are producing wells and wells mechanically capable of production.  Gross wells are the total number of wells in which the Fund owns a working interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net

Oil and natural gas	5	0.58

Acreage Data
The following table sets forth the Fund’s interests in developed and undeveloped oil and gas acreage as of December 31, 2013.  Gross acres are the total number of acres in which the Fund owns a working interest.  Net acres are the sum of the fractional working interests owned in gross acres.  Ownership interests generally take the form of working interests in oil and gas leases that have varying terms.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

Developed Acres		Undeveloped Acres
Gross	Net	Gross	Net
18,638	786	6,124	122

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2013	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$4,352	$18,248	Well deemed to be a discovery in February 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Alpha Project	3.75%	$6,606	$6,606	Production commenced April 2012. Well was shut-in for several weeks periodically throughout 2013 due to repairs and maintenance and compression work to increase production rates.

Carrera Project	2.0%	$3,244	$3,244
Production commenced in 2011.    During second quarter 2013, the well's umbilical was flooded and electrical communication was lost.  Costs to install a new umbilical and compressor totaled $0.2 million.  Well is currently shut-in and was shut-in periodically throughout 2013 due to repairs and maintenance, pipeline work, and storm activity.  The well is expected to resume production in March 2014 after ongoing workover efforts are completed at an estimated expense of $0.3 million.

Liberty Project	2.0%	$3,008	$3,028
Production commenced in 2010. Well was shut-in for several weeks periodically throughout 2013 due to repairs and maintenance and storm activity.  Recompletion is planned for 2015 at an estimated cost of  $20 thousand.

Raven Project well #1	25.0%	$6,508	$6,508
Production commenced in 2010.  Well reached the end of its productive life during second quarter 2013.   In January 2014, the Fund sold its interest in the Raven Project.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report under the heading "Subsequent Event" for more information.

Raven Project well #2	25.0%	$4,364	$4,364
Production commenced in 2011.  In January 2014, the Fund sold its interest in the Raven Project.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report under the heading "Subsequent Event" for more information.

Marketing/Customers

The Manager, on behalf of the Fund, has engaged Energy Upgrade, Inc. to market the Fund’s oil and natural gas.  The number of customers purchasing the Fund’s oil and natural gas may vary from time to time.  During 2013, the Fund had three major customers in the public market and currently, the Fund has two major customers in the public market.  Because a ready market exists for oil and natural gas, the Fund does not believe that the loss of any individual customer would have a material adverse effect on its financial position or results of operations.

The Fund’s current producing projects are near existing transportation infrastructure and pipelines.  The Manager believes that oil and natural gas from the Fund’s non-producing projects will have access to pipeline transportation and will be marketed through Energy Upgrade, Inc. The Fund is participating in the financing of both platform and pipeline infrastructure for its non-producing project.

Natural gas is sold in the spot market at prevailing prices, which fluctuate with demand as a result of related industry variables.  Oil is generally sold one month at a time at prevailing market prices.  Historically, the markets for, and prices of, oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence; therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  Low commodity prices could have an adverse effect on the Fund’s future profitability.  Historically, the Fund has entered, and in the future, may continue to enter, into transactions, or derivative contracts, that fix the future prices or establish a price floor for portions of its oil or natural gas production.

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

The Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather.  Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any damage, however, it did experience limited shut-ins, or production stoppages due to hurricane activity in 2013.

Operator

The projects in which the Fund has invested are operated and controlled by unaffiliated third-party entities acting as operators. The operators are responsible for drilling, administration and production activities for leases jointly owned by working interest owners and act on behalf of all working interest owners under the terms of the applicable operating agreement. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases. Currently, the Fund's properties are operated by Apache Corporation, Apache Deepwater LLC, Deep Gulf Energy LP, LLOG Exploration Company, LLC and Walter Oil & Gas Corporation.

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

Salvage Fund

The Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for the Fund’s proportionate share of the anticipated cost of dismantling production platforms and facilities, plugging and abandoning the wells, and removing the platforms, facilities and wells in respect of the projects after the end of their useful lives, in accordance with applicable federal and state laws and regulations.  The Fund has deposited $1.8 million from capital contributions and reinvested interest into a salvage fund.  As a result of the significant capital required and number of wells anticipated for the Beta Project, any further contributions to the salvage fund will reduce the amount of cash distributions that may be made to investors by the Fund.  Any portion of a salvage fund that remains after the Fund pays its share of the actual salvage cost will be distributed to the shareholders and the Manager. There are no legal restrictions on the withdrawal or use of the salvage fund.

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

Regulation

Oil and natural gas exploration, development and production activities are subject to extensive federal and state laws and regulations. Regulations governing exploration and development activities require, among other things, the Fund’s operators to obtain permits to drill projects and to meet bonding, insurance and environmental requirements in order to drill, own or operate projects. In addition, the location of projects, the method of drilling and casing projects, the restoration of properties upon which projects are drilled, and the plugging and abandoning of projects are also subject to regulations.

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

Offshore operations are subject to regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities.  Effective October 22, 2012, the Department of Interior, acting through the BSEE, implemented the Final Drilling Safety Rule (the “Final Rule”), which refined certain interim rules imposed in the immediate wake of the 2010 Deepwater Horizon oil spill.  The Final Rule was promulgated for the prevention of waste and for the conservation of natural resources of the OCS under the rulemaking authority of the OCSLA.  Among other things, the Final Rule, (1) enhances the description and classification of well-control barriers, (2) defines testing requirements for cement, (3) clarifies requirements for the installation of dual mechanical barriers, (4) extends requirements for blowout preventers and well-control fluids to well-completions, workovers and decommissioning operations, and (5) requires independent third-party verification of certain safety measures and enhanced documentation for blowout preventer inspections and maintenance.

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

Dodd-Frank also required the SEC to issue rules requiring resource extraction issuers to disclose annually information relating to certain payments made by the issuer to the U.S. federal government or a foreign government for the purpose of the commercial development of oil, natural gas or minerals.  Rules were issued by the SEC in August 2012, and resource extraction issuers were required to comply with these new rules for fiscal years ending after September 30, 2013.  These rules were vacated in federal court in July 2013.  The SEC has indicated that it will not appeal this decision and will instead redraft the rules.  When any newly proposed resource extraction rules are issued by the SEC, the Fund will evaluate any impact of the rules on its business.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity
The following table sets forth the Fund’s drilling activity for the years ended December 31, 2013 and 2012.  Gross wells are the total number of wells in which the Fund has an interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells, which will produce both oil and natural gas, are located in the offshore waters of the Gulf of Mexico.  During the years ended December 31, 2013 and 2012, the Fund had no drilling activity for developmental wells.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information about wells in-progress at December 31, 2013.

	2013		2012
	Gross	Net	Gross	Net
Exploratory wells:
Productive	-	-	1	0.04
In-progress	1	0.02	1	0.02
Exploratory well total	1	0.02	2	0.06

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

The Manager’s primary technical person in charge of overseeing the Fund’s reserve estimates has a B.S. degree in Petroleum Engineering and is a member of the Society of Petroleum Engineers, the Association of American Drilling Engineers and the American Petroleum Institute.  With over twenty-five years of industry experience, he is currently responsible for reserve reporting, engineering and economic evaluation of exploration and development opportunities, and the oversight of drilling and production operations.

The Fund’s reserve estimates at December 31, 2013 and 2012 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

Proved oil and gas reserves are estimated quantities of oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.  The information regarding the Fund’s proved reserves, which is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Critical Accounting Estimates – Proved Reserves”, is incorporated herein by reference.  The information regarding the Fund’s unaudited net quantities of proved developed and undeveloped reserves, which is contained in Table III in the “Supplementary Financial Information – Information about Oil and Gas Producing Activities – Unaudited” included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report, is incorporated herein by reference.

Proved Undeveloped Reserves.  At December 31, 2013, the Fund had approximately 309 thousand barrels and 6.0 million mcf of proved undeveloped oil and natural gas reserves, respectively.  At December 31, 2012, the Fund had approximately 304 thousand barrels and 4.7 million mcf of proved undeveloped oil and natural gas reserves, respectively.  Such reserves are related to the Beta and Raven projects.  The development of the Beta Project, which was determined to be a discovery during 2012, is ongoing and production is expected to commence in 2016.

On January 17, 2014, the Fund entered into an agreement to sell its leasehold interests in the Raven Project to a third party, which included proved developed and undeveloped oil reserves of approximately 5 thousand barrels and 36 thousand barrels, respectively, and proved developed and undeveloped gas reserves of 1.0 million mcf and 5.8 million mcf, respectively.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Subsequent Event” for more information.

Costs incurred to advance the development of proved undeveloped reserves were approximately $1.5 million during the year ended December 31, 2013, which related to the Beta Project.  Information regarding estimated future development costs relating to the development of the Fund’s non-producing properties, which is contained in Item 1. “Business” of this Annual Report under the heading “Properties”, is incorporated herein by reference. Estimated future development costs include capital spending on major development projects, some of which will take several years to complete. Proved undeveloped reserves related to major development projects will be reclassified to proved developed reserves when production commences.

Production and Prices
The information regarding the Fund’s production of oil and natural gas, and certain price and cost information for the years ended December 31, 2013 and 2012 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments
As of December 31, 2013, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of the date of this filing, there were 615 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement.  At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders.  Due to the significant capital required to develop the Beta Project, distributions have been impacted, and may be impacted in the future, by amounts reserved to provide for its ongoing development costs, debt service costs, and funding its estimated asset retirement obligations. There is no requirement to distribute available cash and as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2013 and 2012, the Fund paid distributions totaling $8.2 million and $12.8 million, respectively.

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

Subsequent Event
On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy P Fund, LLC, Ridgewood Energy W Fund, LLC, and Ridgewood Energy Y Fund, LLC,  (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ leasehold interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling approximately $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.

The Fund has a 25.0% working interest in the Raven Project and received approximately $10.8 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.6 million, thereby, resulting in a gain to the Fund of $10.2 million, which will be recognized during the quarter ending March 31, 2014.

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

Results of Operations

The following table summarizes the Fund’s results of operations for the years ended December 31, 2013 and 2012 and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$12,337	$16,658

Expenses
Depletion, depreciation and amortization	3,336	7,427
Impairment of oil and gas properties	-	3,114
Management fees to affiliate	929	930
Operating expenses	2,165	1,749
Workover expense	285	54
General and administrative expenses	278	270
Total expenses	6,993	13,544
Income from operations	5,344	3,114
Other income	16	4
Net income	5,360	3,118
Other comprehensive loss
Unrealized loss on marketable securities	(18)	(4)
Total comprehensive income	$5,342	$3,114

Overview. The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2013 and 2012. During the year ended December 31, 2013, natural gas liquid (“NGL”) sales are included within gas sales.  NGL information for the year ended December 31, 2012 has been consolidated to conform to the current presentation.

	Year ended December 31,
	2013	2012
Number of wells producing	5	5
Total number of production days	1,333	1,652
Oil sales (in thousands of barrels)	41	71
Average oil price per barrel	$107	$107
Gas sales (in thousands of mcfs)	2,029	2,962
Average gas price per mcf	$3.97	$3.05

The decreases in production days and sales volumes were primarily attributable to Raven well #1, which reached the end of its productive life in second quarter 2013, and the Liberty and Carrera projects, which were periodically shut-in during 2013. See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue.   Oil and gas revenue for the year ended December 31, 2013 was $12.3 million, a decrease of $4.3 million from the year ended December 31, 2012.  The decrease is attributable to decreased sales volume totaling $6.3 million, partially offset by the impact of increased prices totaling $1.9 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the year ended December 31, 2013 was $3.3 million, a decrease of $4.1 million from the year ended December 31, 2012.  The decrease resulted from a decrease in production volumes totaling $2.5 million coupled with a decrease in average depletion rates totaling $1.6 million.  The decrease in average depletion rates was primarily attributable to the Alpha Project, which was impaired during second quarter 2012, coupled with revisions to reserve estimates as assigned by the Fund’s independent petroleum engineer. See “Overview” above for additional information.

Impairment of Oil and Gas Properties.  There were no impairments to oil and gas properties during the year ended December 31, 2013.  During the year ended December 31, 2012, the Fund recorded an impairment to oil and gas properties of $3.1 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates.

Management Fees to Affiliate. Management fees for each of the years ended December 31, 2013 and 2012 were $0.9 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2013	2012
	(in thousands)
Lease operating expense	$2,131	$1,603
Geological costs	21	70
Accretion expense	18	17
Dry-hole costs	(5)	59
	$2,165	$1,749

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $5.62 per barrel of oil equivalent (“BOE”) during the year ended December 31, 2013 compared to $2.82 per BOE during the year ended December 31, 2012.   Geological costs, which were related to the Beta Project, represent costs incurred to obtain seismic data, surveys, and lease rentals. Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

Workover Expenses.  Workover expenses represent costs to restore or stimulate production of existing reserves.  Workover expenses of $0.3 million during the year ended December 31, 2013 related to the Carrera, Alpha and Liberty projects.  Workover expenses of $0.1 million during the year ended December 31, 2012 related to the Raven Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Year ended December 31,
	2013	2012
	(in thousands)
Accounting and professional fees	$142	$133
Insurance expense	131	67
Legal costs and other	5	70
	$278	$270

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  During the year ended December 31, 2012, legal costs represent fees incurred in connection with obtaining financing for the Beta Project.  See Note 5 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the debt acquisition costs.

Other Income.  Other income for the year ended December 31, 2013 and 2012 is detailed in the following table.

	Year ended December 31,
	2013	2012
	(in thousands)
Interest income	$16	$33
Realized losses on derivative instruments	-	(29)
	$16	$4

Unrealized Loss on Marketable Securities.  At December 31, 2013 and 2012, the Fund had available-for-sale investments within its salvage fund in federal agency mortgage-backed securities totaling $0.3 million and $0.7 million, respectively, which mature between 2041 and 2042.  Available-for-sale securities are carried in the financial statements at fair value and unrealized gains and losses related to the securities’ changes in fair value are recorded in other comprehensive income until realized.  The Fund recognized unrealized losses of $18 thousand and $4 thousand during the years ended December 31, 2013 and 2012, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the year ended December 31, 2013 were $9.7 million, primarily related to revenue received of $13.1 million, partially offset by operating expenses paid of $1.9 million, management fees of $0.9 million, workover expenses paid of $0.3 million, and general and administrative expenses paid of $0.3 million.

Cash flows provided by operating activities for the year ended December 31, 2012 were $13.9 million, primarily related to revenue received of $16.8 million, partially offset by operating expenses paid of $1.8 million, management fees of $0.9 million, and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the year ended December 31, 2013 were $1.9 million, primarily related to capital expenditures for oil and gas properties of $1.4 million, inclusive of advances, and investments in the salvage fund of $0.5 million.

Cash flows used in investing activities for the year ended December 31, 2012 were $2.8 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the year ended December 31, 2013 were $8.2 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the year ended December 31, 2012 were $12.9 million, primarily related to manager and shareholder distributions of $12.8 million and debt acquisition costs of $0.1 million. See Note 5 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the debt acquisition costs.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of December 31, 2013, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $13.9 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

Capital expenditures for investment properties have been funded with the capital raised by the Fund in its private placement offering, and in certain circumstances, through debt financing. The number of projects in which the Fund can invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its investment properties. Such needs are funded utilizing operating income, existing cash on-hand and income earned therefrom.

As of December 31, 2013, the Fund expects to spend an additional $13.9 million related to its investments in oil and gas properties, of which $3.7 million is expected to be spent during 2014.  Total capital commitments exceed available working capital by $8.9 million at December 31, 2013, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $8.3 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See “Credit Agreement” below for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. Due to the significant capital required to develop the Beta Project, distributions have been impacted, and may be impacted in the future, by amounts reserved to provide for its ongoing development costs, debt service costs, and funding its estimated asset retirement obligations.

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $8.3 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of December 31, 2013 and 2012, the Fund had no borrowings under the Credit Agreement.  See Note 5 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the Credit Agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the loans and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement at December 31, 2013 and 2012.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at December 31, 2013 and 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at December 31, 2013 and 2012 other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

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

Disclosure Controls and Procedures
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2013.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework (1992). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2013, the Fund’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager.  The Manager has very broad authority, including the authority to appoint the executive officers of the Fund.  Executive officers of Ridgewood Energy and the Fund and their ages at December 31, 2013 are as follows:

Name, Age and Position with Registrant	Officer of Ridgewood Energy Corporation Since

Robert E. Swanson, 66 Chief Executive Officer	1982

Kenneth W. Lang, 59 President and Chief Operating Officer	2009

Kathleen P. McSherry, 48 Executive Vice President and Chief Financial Officer	2001

Robert L. Gold, 55 Executive Vice President	1987

Daniel V. Gulino, 53 Senior Vice President and General Counsel	2003

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

Kathleen P. McSherry has served as the Executive Vice President and Chief Financial Officer of Ridgewood Energy since 2001.  Ms. McSherry holds a Bachelor of Science degree in Accounting.

Robert L. Gold has served as a senior officer of Ridgewood Energy since 1987, is an Executive Vice President of the Fund and is a member of the Investment Committee.  Mr. Gold has also served as the President and Chief Executive Officer of Ridgewood Capital since its inception in 1998. Mr. Gold is a member of the New York State Bar. Mr. Gold is a graduate of Colgate University and New York University School of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2013, all filing requirements applicable to its officers, directors and 10% beneficial owners were met on a timely basis.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 207.7026 shares outstanding as of the date of this filing.  No officer of the Manager or the Fund owns any of the Shares and no person owns more than 5% of the Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the years ended December 31, 2013 and 2012 were $0.9 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.   Distributions paid to the Manager for the years ended December 31, 2013 and 2012 were $1.2 million and $1.9 million, respectively.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2013 and 2012.

	Year ended December 31,
	2013	2012
	(in thousands)
Audit fees (1)	$85	$80

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

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
Filed herewith

99.1	Report of Netherland, Sewell & Associates, Inc.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY A-1 FUND, LLC

Date: February 25, 2014	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
February 25, 2014
/s/ ROBERT E. SWANSON	Chief Executive Officer (Principal Executive Officer)
Robert E. Swanson

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2014
Kathleen P. McSherry

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	February 25, 2014
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of Ridgewood Energy A-1 Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy A-1 Fund, LLC (the “Fund”) as of December 31, 2013 and 2012, and the related statements of operations and comprehensive income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy A-1 Fund, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 25, 2014

RIDGEWOOD ENERGY A-1 FUND, LLC
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$4,690	$5,045
Production receivable	962	1,728
Asset held for sale	1,266	-
Other current assets	72	53
Total current assets	6,990	6,826
Salvage fund	1,763	1,305
Other assets	488	610
Oil and gas properties:
Advances to operators for working interests and expenditures	68	-
Proved properties	15,735	26,808
Equipment and facilities - in progress	1,842	-
Less: accumulated depletion, depreciation and amortization	(11,547)	(18,456)
Total oil and gas properties, net	6,098	8,352
Total assets	$15,339	$17,093
Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,241	$613
Accrued expenses	39	37
Liability held for sale	684	-
Total current liabilities	1,964	650
Asset retirement obligations	946	1,131
Total liabilities	2,910	1,781
Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(4,480)	(3,246)
Retained earnings	4,844	3,570
Manager's total	364	324
Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(25,389)	(18,398)
Retained earnings (accumulated deficit)	1,118	(2,968)
Shareholders' total	12,068	14,973
Accumulated other comprehensive income	(3)	15
Total members' capital	12,429	15,312
Total liabilities and members' capital	$15,339	$17,093

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year ended December 31,
	2013	2012
Revenue
Oil and gas revenue	$12,337	$16,658

Expenses
Depletion, depreciation and amortization	3,336	7,427
Impairment of oil and gas properties	-	3,114
Management fees to affiliate (Note 4)	929	930
Operating expenses	2,165	1,749
Workover expenses	285	54
General and administrative expenses	278	270
Total expenses	6,993	13,544

Income from operations	5,344	3,114
Other income	16	4
Net income	5,360	3,118
Other comprehensive loss
Unrealized loss on marketable securities	(18)	(4)
Total comprehensive income	$5,342	$3,114

Manager Interest
Net income	$1,274	$1,959

Shareholder Interest
Net income	$4,086	$1,159
Net income per share	$19,671	$5,578

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
(in thousands, except share data)

				Accumulated Other
				Comprehensive
	# of Shares	Manager	Shareholders	Income (Loss)	Total
Balances, December 31, 2011	207.7026	288	24,714	19	25,021
Distributions	-	(1,923)	(10,900)	-	(12,823)
Net income	-	1,959	1,159	-	3,118
Other comprehensive loss	-	-	-	(4)	(4)
Balances, December 31, 2012	207.7026	324	14,973	15	15,312
Distributions	-	(1,234)	(6,991)	-	(8,225)
Net income	-	1,274	4,086	-	5,360
Other comprehensive loss	-	-	-	(18)	(18)
Balances, December 31, 2013	207.7026	$364	$12,068	$(3)	$12,429

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2013	2012

Cash flows from operating activities
Net income	$5,360	$3,118
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	3,336	7,427
Impairment of oil and gas properties	-	3,114
Accretion expense	18	17
Derivative instrument loss	-	29
Derivative instrument settlements	-	2
Debt acquisition costs	-	67
Changes in assets and liabilities:
Decrease in production receivable	766	112
Increase in other current assets	(21)	(16)
Increase (decrease) in due to operators	279	(48)
Increase in accrued expenses	2	67
Net cash provided by operating activities	9,740	13,889

Cash flows from investing activities
Payments to operators for working interests and expenditures	(68)	-
Capital expenditures for oil and gas properties	(1,326)	(2,738)
Investments in salvage fund	(476)	(33)
Net cash used in investing activities	(1,870)	(2,771)

Cash flows from financing activities
Distributions	(8,225)	(12,823)
Debt acquisition costs	-	(67)
Net cash used in financing activities	(8,225)	(12,890)
Net decrease in cash and cash equivalents	(355)	(1,772)
Cash and cash equivalents, beginning of year	5,045	6,817
Cash and cash equivalents, end of year	$4,690	$5,045

Supplemental schedule of non-cash financing activities
Deferred financing charges related to the conveyance of overriding royalty interest in the Beta Project	$-	$610

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority. Cash and cash equivalents and held-to-maturity investments approximate fair value based on Level 1 inputs.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution. At December 31, 2013, the Fund’s bank balances exceeded federally insured limits by $6.2 million, of which $1.5 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At December 31, 2013 and 2012, the Fund had investments in federal agency mortgage-backed securities as detailed in the following table, which are classified as available for sale.  Available-for-sale securities are carried in the financial statements at fair value.

		Gross
	Amortized	Unrealized	Fair
Available-for-Sale	Cost	Gains (Losses)	Value
	(in thousands)
Government National Mortgage Association securities (GNMA July 2041)
December 31, 2013	$90	$1	$91
December 31, 2012	$116	$8	$124

Federal National Mortgage Association security (FNMA January 2042)
December 31, 2013	$198	$(4)	$194
December 31, 2012	$538	$7	$545

The unrealized gains and losses on the Fund's investments in federal agency mortgage-backed securities were the result of fluctuations in market interest rates. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  It is expected that the securities would not be settled at a price less than the amortized cost basis of the Fund’s investments. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

At December 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that were classified as held-to-maturity of $0.5 million.  The held-to-maturity investments at December 31, 2012 matured in March 2013.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. There were no held-to-maturity investments at December 31, 2013.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the Credit Agreement (see Note 5. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project. These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”. At December 31, 2013 and 2012, $0.5 million and $0.6 million, respectively, of debt discounts and deferred financing costs were unamortized. Amortization expense was $0.1 million during the year ended December 31, 2013. There was no amortization expense during the year ended December 31, 2012. During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners.  The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”  Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs. Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion, depreciation and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At December 31, 2013 and 2012, amounts recorded in due to operators totaling $0.7 million and $0.4 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the years ended December 31, 2013 and 2012.

	2013	2012
	(in thousands)
Balance, beginning of year	$1,131	$1,101
Liabilities incurred	-	13
Liabilities relieved/settled	(684)	-
Accretion expense	18	17
Revisions in estimated cash flows	481	-
Balance, end of year	$946	$1,131

At December 31, 2013, the Fund’s balance sheet reflects the reclassification of the Raven Project’s asset retirement obligation from “Asset retirement obligation” to “Liability held for sale”.  On January 17, 2014, the Fund entered into an agreement to sell its interest in the Raven Project to a third party.  See Note 7. “Subsequent Event” for additional information related to the transaction.

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

During the year ended December 31, 2012, the Fund recorded an impairment of $3.1 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates. The fair value of the impaired well at December 31, 2012 was $1.1 million, which was determined based on level 3 inputs, which include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted.  There were no impairments during the year ended December 31, 2013.

Depletion, Depreciation and Amortization
Depletion, depreciation and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.  In certain circumstances, equipment and facilities costs are depreciated over the estimated useful life of the asset.

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

The Fund had no derivative contracts during the year ended December 31, 2013.  For the year ended December 31, 2012, the Fund’s derivative instrument income consisted of realized losses of $29 thousand.

3.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  The following table reflects the net changes in unproved properties for the years ended December 31, 2013 and 2012.

	2013	2012
	(in thousands)
Balance, beginning of year	$-	$8,078
Additions to capitalized exploratory well costs
pending the determination of proved reserves	-	-
Reclassifications to proved properties based on
the determination of proved reserves	-	(8,078)
Capitalized exploratory well costs charged to
expense	-	-
Balance, end of year	$-	$-

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

At December 31, 2013, the Fund’s balance sheet reflects the reclassification of the Raven Project’s cost and accumulated depletion from “Properties” to “Asset held for sale”.  On January 17, 2014, the Fund entered into an agreement to sell its interest in the Raven Project to a third party.  See Note 7. “Subsequent Event” for additional information related to the transaction.

Workover expenses of $0.3 million during the year ended December 31, 2013 related to the Carrera, Alpha and Liberty projects. Workover expenses of $0.1 million during the year ended December 31, 2012 related to the Raven Project.

4.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the years ended December 31, 2013 and 2012 were $0.9 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the years ended December 31, 2013 and 2012 were $1.2 million and $1.9 million, respectively.

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

As of December 31, 2013 and 2012, the Fund had no borrowings under the Credit Agreement.  The Fund anticipates it will borrow approximately $8.3 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the Lenders, each Ridgewood Participating Fund has agreed to convey an overriding royalty interest (“ORRI”) to the Lenders in their working interests in the Beta Project. Each Ridgewood Participating Fund’s share of the Lender’s aggregate ORRI is directly proportionate to its level of borrowing as a percentage of total borrowings of all Ridgewood Participating Funds. Using these principles, the Fund’s percentage ORRI to be granted to the Lenders equals 16.22% of the Fund’s production until the Fund’s share of Beta Project’s cumulative production equals approximately 0.5 million barrels of oil (“MMBO”), net of royalties. Upon reaching that milestone, the Fund’s ORRI percentage decreases to 10.81% of the Fund’s production until the Fund’s share of the Beta Project’s cumulative production equals approximately 0.79 MMBO, net of royalties, whereupon it decreases to, and remains at, 5.41% of the Fund’s net production.  The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $0.6 million, which will be amortized to interest expense over the expected payoff period of the loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on level 3 inputs, which include projected net income from reserves and forward pricing curves.  At December 31, 2013 and 2012, the outstanding debt discounts and deferred financing costs recorded on the balance sheet within “Other assets” were $0.5 million and $0.6 million, respectively.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at December 31, 2013 and 2012.

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

As of December 31, 2013, the Fund expects to spend an additional $13.9 million related to its investments in oil and gas properties, of which $3.7 million is expected to be spent during 2014.  Total capital commitments exceed available working capital by $8.9 million at December 31, 2013, which includes interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into the Credit Agreement that provides for an aggregate loan commitment of up to $8.3 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  See Note 5. “Credit Agreement – Beta Project Financing,” for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At December 31, 2013 and 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

7.   Subsequent Event

On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy P Fund, LLC, Ridgewood Energy W Fund, LLC, and Ridgewood Energy Y Fund, LLC,  (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ leasehold interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling approximately $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.

The Fund has a 25.0% working interest in the Raven Project and received approximately $10.8 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.6 million, thereby, resulting in a gain to the Fund of $10.2 million, which will be recognized during the quarter ending March 31, 2014.

Ridgewood Energy A-1 Fund, LLC
Supplementary Financial Information
Information about Oil and Gas Producing Activities – Unaudited

In accordance with the Financial Accounting Standards Board guidance on disclosures of oil and gas producing activities, this section provides supplementary information on oil and gas exploration and producing activities of the Fund. The Fund is engaged solely in oil and gas activities, all of which are located in the United States offshore waters of Louisiana in the Gulf of Mexico.

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2013	2012
	(in thousands)
Advances to operators for working interests and expenditures	$68	$-
Proved properties	15,735	26,808
Equipment and facilities - in progress	1,842	-
Total oil and gas properties	17,645	26,808
Accumulated depletion, depreciation and amortization	(11,547)	(18,456)
Oil and gas properties, net	$6,098	$8,352

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2013	2012
	(in thousands)
Exploration costs	$6	$599
Development costs	2,235	726
	$2,241	$1,325

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2013 and 2012.  These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules.  Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2013		December 31, 2012
	United States
	Oil (BBLS)	Gas (MCF)	Oil (BBLS)	Gas (MCF)

Proved developed and undeveloped reserves:
Beginning of year	408,514	7,968,443	149,682	9,057,281
Extensions and discoveries	-	-	273,596	205,197
Revisions of previous estimates (a)	(12,065)	1,405,589	56,762	1,677,283
Production	(41,037)	(1,966,127)	(71,526)	(2,971,318)
End of year (b)	355,412	7,407,905	408,514	7,968,443

Proved developed reserves:
Beginning of year	104,155	3,308,526	114,269	5,461,281
End of year (b)	46,097	1,431,702	104,155	3,308,526

Proved undeveloped reserves:
Beginning of year	304,359	4,659,917	35,413	3,596,000
End of year (b) (c)	309,315	5,976,203	304,359	4,659,917

(a)	Revisions of previous estimates during the years ended December 31, 2013 and 2012 were attributable to well performance.

(b)
On January 17, 2014, the Fund entered into an agreement to sell its leasehold interests in the Raven Project to a third party, which at December 31, 2013, included proved developed and undeveloped oil reserves of approximately 5 thousand barrels and 36 thousand barrels, respectively, and proved developed and undeveloped gas reserves of 1.0 million mcf and 5.8 million mcf, respectively.

(c)
The increases in proved undeveloped reserves were due to the Raven Project, which had a revision to its development plan for proved undeveloped reserves. See (b) above for additional information regarding the Raven Project.

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

	December 31,
	2013	2012
	(in thousands)
Future cash inflows	$64,392	$66,606
Future production costs	(6,628)	(8,035)
Future development costs	(20,534)	(17,804)
Future ad valorem taxes	(599)	(474)
Future net cash flows (a)	36,631	40,293
10% annual discount for estimated timing of cash flows	(12,562)	(12,871)
Standardized measure of discounted future estimated net cash flows (a)	$24,069	$27,422

(a)
On January 17, 2014, the Fund entered into an agreement to sell its leasehold interests in the Raven Project to a third party, which, at December 31, 2013, included undiscounted and discounted cash flows of approximately $17.4 million and $12.5 million, respectively.

Table V - Changes in the Standardized Measure for Discounted Future Net Cash Flows The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2013	2012
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$1,110	$(8,853)
Sales and transfers of oil and gas produced during the period	(10,206)	(15,055)
Net change due to extensions, discoveries, and improved recovery	-	6,728
Changes in estimated future development costs	(2,730)	2,211
Net change due to revisions in quantities estimates	5,249	9,436
Accretion of discount	2,742	3,530
Other	482	(5,870)
Aggregate change in the standardized measure of discounted future net cash flows for the year	$(3,353)	$(7,873)

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