Form 10-Q
period 2014-03-31
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2014-04-24
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of April 24, 2014 the Fund had 207.7026 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,392	$4,690
Production receivable	96	962
Asset held for sale	-	1,266
Other current assets	45	72
Total current assets	7,533	6,990
Salvage fund	1,769	1,763
Other assets	458	488
Oil and gas properties:
Advances to operators for working interests and expenditures	-	68
Proved properties	15,847	15,735
Equipment and facilities - in progress	2,416	1,842
Less: accumulated depletion, depreciation and amortization	(11,834)	(11,547)
Total oil and gas properties, net	6,429	6,098
Total assets	$16,189	$15,339
Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,112	$1,241
Raven settlement payable	460	-
Accrued expenses	39	39
Liability held for sale	-	684
Total current liabilities	1,611	1,964
Asset retirement obligations	946	946
Total liabilities	2,557	2,910
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(4,830)	(4,480)
Retained earnings	4,980	4,844
Manager's total	150	364
Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(34,136)	(25,389)
Retained earnings	11,278	1,118
Shareholders' total	13,481	12,068
Accumulated other comprehensive income (loss)	1	(3)
Total members' capital	13,632	12,429
Total liabilities and members' capital	$16,189	$15,339

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenue
Oil and gas revenue	$708	$4,186

Expenses
Depletion, depreciation and amortization	287	1,002
Management fees to affiliate (Note 3)	157	232
Operating expenses	91	678
Workover expense	157	27
General and administrative expenses	63	66
Total expenses	755	2,005
Gain on sale of oil and gas properties	10,339	-
Income from operations	10,292	2,181
Interest income	4	5
Net income	10,296	2,186
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	4	(6)
Total comprehensive income	$10,300	$2,180

Manager Interest
Net income	$136	$469

Shareholder Interest
Net income	$10,160	$1,717
Net income per share	$48,914	$8,270

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities
Net income	$10,296	$2,186
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	287	1,002
Gain on sale of oil and gas properties	(10,339)	-
Changes in assets and liabilities:
Decrease in production receivable	866	250
Decrease in other current assets	27	24
(Decrease) increase in due to operators	(94)	188
Increase in Raven settlement payable & related liabilities	556	-
Decrease in accrued expenses	-	(1)
Net cash provided by operating activities	1,599	3,649

Cash flows from investing activities
Proceeds from sale of oil and gas properties	10,825	-
Capital expenditures for oil and gas properties	(623)	(140)
Investments in salvage fund	(2)	(4)
Net cash provided by (used in) investing activities	10,200	(144)

Cash flows from financing activities
Distributions	(9,097)	(2,880)
Net cash used in financing activities	(9,097)	(2,880)
Net increase in cash and cash equivalents	2,702	625

Cash and cash equivalents, beginning of period	4,690	5,045
Cash and cash equivalents, end of period	$7,392	$5,670

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$68	$-

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

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2013 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2014, the Fund’s bank balances exceeded federally insured limits by $8.6 million.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2014 and December 31, 2013, the Fund had investments in federal agency mortgage-backed securities as detailed in the following table, which are classified as available for sale.  Available-for-sale securities are carried in the financial statements at fair value.

		Gross
	Amortized	Unrealized	Fair
Available-for-Sale	Cost	Gains (Losses)	Value
	(in thousands)
Government National Mortgage Association securities (GNMA July 2041)
March 31, 2014	$90	$2	$92
December 31, 2013	$90	$1	$91

Federal National Mortgage Association security (FNMA January 2042)
March 31, 2014	$178	$(1)	$177
December 31, 2013	$198	$(4)	$194

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the Credit Agreement (see Note 4. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project. These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”. At March 31, 2014 and December 31, 2013, $0.5 million of debt discounts and deferred financing costs were unamortized. Amortization expense was $31 thousand for each of the three months ended March 31, 2014 and 2013. During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

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

At March 31, 2014 and December 31, 2013, amounts recorded in due to operators totaling $0.7 million related to capital expenditures for oil and gas properties.

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

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.   During the three months ended March 31, 2014, the Fund made distributions of available cash from dispositions related to the sale of the Raven Project totaling $7.2 million.  There were no such dispositions during the three months ended March 31, 2013.

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.  Oil and Gas Properties

On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy P Fund, LLC, Ridgewood Energy W Fund, LLC, and Ridgewood Energy Y Fund, LLC,  (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ leasehold interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. (“Castex”) for cash consideration totaling approximately $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.  Certain post-closing adjustments, currently estimated at $0.5 million, which are included on the balance sheet within “Raven settlement payable”, will be finalized and settled with Castex during second quarter 2014.  Such amount principally relates to revenue and operating expenses received or paid during January 2014.

At December 31, 2013, the Fund’s balance sheet reflects the Raven Project’s cost and accumulated depletion classified as “Asset held for sale” and the Raven Project’s asset retirement obligation classified as “Liability held for sale”.  Such asset was monetized and obligation was relieved upon the closing of the Raven Project’s sale.

The Fund had a 25.0% working interest in the Raven Project and received $10.8 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.6 million, thereby resulting in a gain to the Fund of $10.3 million, which was recognized during the three months ended March 31, 2014. There was no such amount recorded during the three months ended March 31, 2013.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

Workover expense of $0.2 million during the three months ended March 31, 2014 related to the Carrera Project.  Workover expense of $27 thousand during the three months ended March 31, 2013 related to the Alpha and Carrera projects.

3.      Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended March 31, 2014 and 2013 were $0.2 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions from operations paid to the Manager for each of the three months ended March 31, 2014 and 2013 were $0.4 million. In addition, the Manager is entitled to receive a 1% interest in cash distributions from dispositions.  Distributions from the sale of the Raven project paid to the Manager during the three months ended March 31, 2014 were $0.1 million.

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

As of March 31, 2014 and December 31, 2013, the Fund had no borrowings under the Credit Agreement.  The Fund anticipates it will borrow approximately $8.3 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interests in the Beta Project to the Lenders. The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $0.6 million, which will be amortized to interest expense over the expected payoff period of the Loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on Level 3 inputs, which include projected net income from reserves and forward pricing curves.  At March 31, 2014 and December 31, 2013, the outstanding debt discounts and deferred financing costs were $0.5 million.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at March 31, 2014 and December 31, 2013.

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

As of March 31, 2014, the Fund expects to spend an additional $13.3 million related to its investments in oil and gas properties, of which $3.9 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $7.4 million at March 31, 2014, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $8.3 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  See Note 4. “Credit Agreement – Beta Project Financing,” for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2013 Annual Report on Form 10-K.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2014	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$4,940	$18,263	Well deemed to be a discovery in February 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Alpha Project	3.75%	$6,606	$6,606	Production commenced April 2012.

Carrera Project	2.0%	$3,244	$3,244	Production commenced in 2011. Well is currently shut-in due to ongoing repairs, and is expected to resume production in May 2014.
Liberty Project	2.0%	$3,008	$3,028	Production commenced in 2010. Recompletion is planned for 2015 at an estimated cost of $20 thousand.
Sold Properties
Raven Project well #1	25.0%	$6,508	$6,508	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Project well #2	25.0%	$4,364	$4,364	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Sale
On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy P Fund, LLC, Ridgewood Energy W Fund, LLC, and Ridgewood Energy Y Fund, LLC,  (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ leasehold interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. (“Castex”) for cash consideration totaling approximately $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.  Certain post-closing adjustments, currently estimated at $0.5 million, will be finalized and settled with Castex during second quarter 2014.  Such amount principally relates to revenue and operating expenses received or paid during January 2014.

The Fund had a 25.0% working interest in the Raven Project and received $10.8 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.6 million, thereby resulting in a gain to the Fund of $10.3 million, which was recognized during the three months ended March 31, 2014. There was no such amount recorded during the three months ended March 31, 2013.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$708	$4,186

Expenses
Depletion, depreciation and amortization	287	1,002
Management fees to affiliate	157	232
Operating expenses	91	678
Workover expense	157	27
General and administrative expenses	63	66
Total expenses	755	2,005
Gain on sale of oil and gas properties	10,339	-
Income from operations	10,292	2,181
Interest income	4	5
Net income	10,296	2,186
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	4	(6)
Total comprehensive income	$10,300	$2,180

Overview. The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Number of wells producing	2	5
Total number of production days	168	403
Oil sales (in thousands of barrels)	5	14
Average oil price per barrel	$100	$111
Gas sales (in thousands of mcfs)	46	626
Average gas price per mcf	$5.68	$4.23

The decreases in the number of wells producing, production days and sales volumes were primarily attributable to the Raven Project, which was sold in January 2014 and the Carrera Project, which was shut-in during first quarter 2014. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended March 31, 2014 was $0.7 million, a decrease of $3.5 million from the three months ended March 31, 2013.  The decrease is primarily attributable to decreased sales volumes totaling $3.3 million, of which $2.4 million related to the sale of the Raven Project.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended March 31, 2014 was $0.3 million, a decrease of $0.7 million from the three months ended March 31, 2013.  The decrease resulted from a decrease in production volumes totaling $0.9 million, partially offset by an increase in average depletion rates totaling $0.2 million.  The increase in average depletion rates was primarily attributable to decreases in reserve estimates, principally related to the Alpha Project, coupled with the impact of the sale of the Raven Project, which had lower cost reserves.   See “Overview” above for additional information.

Management Fees to Affiliate. Management fees for each of the three months ended March 31, 2014 and 2013 were $0.2 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Lease operating expense	$92	$670
Geological costs	3	8
Dry-hole costs	(4)	-
	$91	$678

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $7.44 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2014 compared to $5.65 per BOE during the three months ended March 31, 2013.   Geological costs, which were related to the Beta Project, represent costs incurred to obtain seismic data, surveys, and lease rentals. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

Workover Expense.  Workover expense represents costs to restore or stimulate production of existing reserves.  Workover expense of $0.2 million during the three months ended March 31, 2014 related to the Carrera Project.  Workover expense of $27 thousand during the three months ended March 31, 2013 related to the Alpha and Carrera projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Accounting and professional fees	$32	$42
Insurance expense	30	23
Other	1	1
	$63	$66

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Gain on Sale of Oil and Gas Properties.  During the three months ended March 31, 2014, the Fund recorded a gain on sale of oil and gas properties of $10.3 million, related to the Raven Project.  See “Business Update” for additional information regarding the sale.  There was no such amount recorded during the three months ended March 31, 2013.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and held-to-maturity investments.  Interest income for the three months ended March 31, 2014 and 2013 was $4 thousand and $5 thousand, respectively.

Unrealized Gain (Loss) on Marketable Securities.  At March 31, 2014, the Fund had available-for-sale investments within its salvage fund in federal agency mortgage-backed securities totaling $0.3 million, which mature between 2041 and 2042.  Available-for-sale securities are carried in the financial statements at fair value and unrealized gains and losses related to the securities’ changes in fair value are recorded in other comprehensive income until realized.  The Fund recognized unrealized gains of $4 thousand and unrealized losses of $6 thousand during the three months ended March 31, 2014 and 2013, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2014 were $1.6 million, primarily related to revenue received of $2.1 million, which includes $0.6 million that will be remitted to the buyer of the Raven Project upon final settlement.  Revenue received was partially offset by operating expenses paid of $0.3 million and management fees of $0.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2013 were $3.6 million, primarily related to revenue received of $4.4 million, partially offset by operating expenses paid of $0.5 million, management fees of $0.2 million, and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the three months ended March 31, 2014 were $10.2 million, primarily related to proceeds from the sale of the Raven Project of $10.8 million, partially offset by capital expenditures for oil and gas properties of $0.6 million.

Cash flows used in investing activities for the three months ended March 31, 2013 were $0.1 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2014 were $9.1 million, related to manager and shareholder distributions, of which $7.2 million was related to the distribution of the proceeds from the sale of the Raven Project.

Cash flows used in financing activities for the three months ended March 31, 2013 were $2.9 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2014, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $13.3 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of March 31, 2014, the Fund expects to spend an additional $13.3 million related to its investments in oil and gas properties, of which $3.9 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $7.4 million at March 31, 2014, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $8.3 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See “Credit Agreement” below for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $8.3 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of March 31, 2014 and December 31, 2013, the Fund had no borrowings under the Credit Agreement.  See Note 4 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding this credit agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY A-1 FUND, LLC
Dated:	April 24, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	April 24, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)