Form 10-K
period 2014-12-31
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2015-02-24
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

There is no market for the shares of LLC Membership Interest in the Fund.  As of February 24, 2015 there are 207.7026 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY A-1 FUND, LLC
2014 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy A-1 Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections and, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the US Private Securities Litigation Reform Act of 1995 that are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods.  Examples of events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing and production of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations.  Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity.  Forward-looking statements made in this document speak only as of the date on which they are made.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.  Management fees for the years ended December 31, 2014 and 2013 were $0.6 million and $0.9 million, respectively.  Additionally, the Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the years ended December 31, 2014 and 2013 were $0.6 million and $1.2 million, respectively.

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

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.  The Fund has invested in the drilling and development of both shallow and deepwater oil and natural gas projects in the U.S. offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico, in partnership with exploration and production companies.  At December 31, 2014, the Fund’s participation in investments in oil and natural gas properties had been completely identified and contracted and the balance of the Fund’s capital has been fully allocated to complete such projects and since that time, the Fund has not investigated or invested in, and does not expect in the future to investigate or invest in, any additional projects, other than those in which the Fund currently has a working interest.

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

Investment Committee
Ridgewood Energy maintains an investment committee consisting of five members, which provides operational, financial, scientific and technical oil and gas expertise to the Fund (the “Investment Committee”).  Two members of the Investment Committee are based out of the Manager’s Montvale, New Jersey office and three members are based out of the Manager’s Houston, Texas office.  Currently, the Investment Committee activities surrounding the Fund are principally related to the development and operation of properties for which it already has a working interest.

Participation and Joint Operating Agreements
Ridgewood Energy negotiates participation and joint operating agreements with the goal of achieving the best possible economics and governance rights for the Fund in connection with acquiring the interest.  Under the joint operating agreement, proposals and decisions are generally made based on percentage ownership approvals and although an operator’s percentage ownership may constitute a majority ownership, operators generally seek consensus relating to project decisions.  As a result, Ridgewood Energy and other partners generally retain the right to make proposals and influence decisions involving certain operational matters associated with a project.  This approval discretion and the operator’s desire to execute the project efficiently and expeditiously can function to limit the operator’s inclination to act on its own, or against the interests of the participants in the project.

Project Information

Existing projects are located in the waters of the Gulf of Mexico, offshore Louisiana, on the Outer Continental Shelf (“OCS”). The Outer Continental Shelf Lands Act (“OCSLA”), which was enacted in 1953, governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS.  See further discussion under the heading “Regulation” in this Item 1. “Business” of this Annual Report.

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

Royalty Payments
Generally, working interests in an offshore oil and natural gas lease under the OCSLA pay a 12.5%, 16.67% or 18.75% royalty to the Bureau of Ocean Energy Management (“BOEM”) depending on the lease.  Other than BOEM royalties, the Fund does not have material royalty burdens other than as provided by the terms of the Fund’s credit agreement, which requires the Fund to pay royalties from the Beta Project to the lender. See Note 4 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the credit agreement.

Deep Gas Royalty Relief
On January 26, 2004, the BOEM promulgated a rule providing incentives for companies to increase deep natural gas production in the Gulf of Mexico (the "Royalty Relief Rule"). The Royalty Relief Rule does not extend to deep waters of the Gulf of Mexico off the Outer Continental Shelf nor does it apply if the price of natural gas exceeds $11.35 (estimated) Million British Thermal Units (“mmbtu”), adjusted annually for inflation.  The Fund currently has two leases, the Liberty and Carrera projects, which qualify for royalty relief under the Royalty Relief Rule.

Deepwater Royalty Relief
In addition to the Royalty Relief Rule, the Deep Water Royalty Relief Act of 1995 (the “Deepwater Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production.  The Deepwater Relief Act expired in the year 2000 but was extended for qualified leases by the BOEM to promote continued interest in deepwater.  The Fund currently has one lease, the Liberty Project, which qualifies for royalty relief under the Deepwater Relief Act.

Properties

Productive Wells
The following table sets forth the number of productive oil and natural gas wells in which the Fund owned an interest as of December 31, 2014.  Productive wells are producing wells and wells mechanically capable of production.  Gross wells are the total number of wells in which the Fund owns a working interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	2	0.04

During January 2015, the Fund determined that the Carrera Project, one of the productive wells included in the table above, was no longer mechanically capable of producing.

Acreage Data
The following table sets forth the Fund’s interests in developed and undeveloped oil and gas acreage as of December 31, 2014.  Gross acres are the total number of acres in which the Fund owns a working interest.  Net acres are the sum of the fractional working interests owned in gross acres.  Ownership interests generally take the form of working interests in oil and gas leases that have varying terms.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

Developed Acres		Undeveloped Acres
Gross	Net	Gross	Net
11,520	230	6,124	122

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table. The budget for each project is inclusive of estimated asset retirement obligations.

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2014	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$8,350	$18,253	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Carrera Project	2.0%	$3,250	$3,510
Production commenced in 2011.  Well was periodically shut-in during 2014.  On January 2, 2015, the well experienced mechanical issues related to a blockage in the flowline.  Upon evaluation, it was determined that the estimated costs to bring the well back on production were not economic relative to the remaining reserves.  Accordingly, the Fund has fully impaired the net book value of the well as of December 31, 2014.

Liberty Project	2.0%	$3,008	$3,288	Production commenced in 2010. Well is currently producing, however, was shut-in periodically during 2014 due to maintenance activities. Recompletion is planned for 2016.

Fully Depleted
Alpha Project	3.75%	$6,606	$7,094	Production commenced in 2012. Well reached the end of it productive life in fourth quarter 2014.

Sold Properties
Raven Project wells #1 & #2	25.0%	$11,452	$11,452	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

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

The Fund had a 25% working interest in the Raven Project and received $11.0 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.6 million, thereby resulting in a gain to the Fund of $10.4 million, which was recognized during the year ended December 31, 2014.

Marketing/Customers

The Manager, on behalf of the Fund, has engaged Energy Upgrade, Inc. to market the Fund’s oil and natural gas.  The number of customers purchasing the Fund’s oil and natural gas may vary from time to time.  Currently, and during 2014, the Fund had two major customers in the public market.  Because a ready market exists for oil and natural gas, the Fund does not believe that the loss of any individual customer would have a material adverse effect on its financial position or results of operations.

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

The Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather.  Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November.  The Fund did not experience any damage, shut-ins, or production stoppages due to hurricane activity in 2014.

Operator

The projects in which the Fund has invested are operated and controlled by unaffiliated third-party entities acting as operators. The operators are responsible for drilling, administration and production activities for leases jointly owned by working interest owners and act on behalf of all working interest owners under the terms of the applicable operating agreement. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases. Currently, the Fund's properties are operated by Apache Deepwater LLC, Deep Gulf Energy LP, LLOG Exploration Offshore, L.L.C. and Walter Oil & Gas Corporation.

Because the Fund does not operate any of the projects in which it has acquired a working interest, shareholders not only bear the risk that the Manager will be able to select suitable projects, but also that, once selected, such projects will be managed prudently, efficiently and fairly by the operators.

Insurance

The Manager has obtained what it believes to be adequate insurance for the funds that it manages to cover the risks associated with the Fund’s passive investments, including those of the Fund.  Although the Fund is not an operator, the Manager has, nonetheless, obtained hazard, property, general liability and other insurance in commercially reasonable amounts to cover its projects, as well as general liability, directors’ and officers’ liability and similar coverage for its business operations. However, there is no assurance that such insurance will be adequate to protect the Fund from material losses related to its projects.  In addition, the Manager's past practice has been to obtain insurance as a package that is intended to cover most, if not all, of the funds under its management.  The Manager re-evaluates the insurance coverage on an annual basis.  While the Manager believes it has obtained adequate insurance in accordance with customary industry practices, the possibility exists, depending on the extent of the incident, that insurance coverage may not be sufficient to cover all losses.  In addition, depending on the extent, nature and payment of any claims to the Fund's affiliates, yearly insurance limits may be exhausted and become insufficient to cover a claim made by the Fund in a given year.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for the Fund’s proportionate share of the anticipated cost of dismantling production platforms and facilities, plugging and abandoning the wells, and removing the platforms, facilities and wells in respect of the projects after the end of their useful lives, in accordance with applicable federal and state laws and regulations.  As of December 31, 2014, the Fund has deposited $1.8 million from capital contributions and reinvested interest into a salvage fund.  As a result of the significant capital required and number of wells anticipated for the Beta Project, any further contributions to the salvage fund will reduce the amount of cash distributions that would be made to investors by the Fund.  Any portion of a salvage fund that remains after the Fund pays its share of the actual salvage cost will be distributed to the shareholders and the Manager. There are no legal restrictions on the withdrawal or use of the salvage fund.

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

Offices

The principal administrative office of both the Fund and the Manager is located at 14 Philips Parkway, Montvale, NJ 07645, and their phone number is 800-942-5550. The Manager leases additional office space at 1254 Enclave Parkway, Houston, TX 77077 and also owns additional office space at 79 Turtle Point, Tuxedo Park, NY, 10987.  In addition, the Manager maintains leases for other offices that are used for administrative purposes for the Fund and other funds managed by the Manager.

Regulation

Oil and natural gas exploration, development, production and transportation activities are subject to extensive federal and state laws and regulations. Regulations governing exploration and development activities require, among other things, the Fund’s operators to obtain permits to drill projects and to meet bonding, insurance and environmental requirements in order to drill, own or operate projects. In addition, the location of projects, the method of drilling and casing projects, the restoration of properties upon which projects are drilled, and the plugging and abandoning of projects are also subject to regulations.  The Fund owns projects that are located in the offshore waters of the Gulf of Mexico on the OCS. The Fund’s operations and activities are therefore governed by the OCSLA and certain other laws and regulations.

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM, an agency of the United States Department of Interior (the “Department of Interior”). Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement (the “BSEE”) pursuant to regulations promulgated under the OCSLA. The OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS.  Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. The BSEE regulates the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems, and mandatory third-party compliance audits, among other requirements. BSEE has proposed stricter requirements for subsea drilling production equipment and has indicated that there will be an additional, separate rulemaking to govern the design, performance and maintenance of blowout preventers, but that rule has not yet been published. BSEE has also published a draft statement of policy on safety culture with nine proposed characteristics of a robust safety culture. Violations of environmentally related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities, delay or restriction of activities can result from either governmental or citizen prosecution.

Sales and Transportation of Oil and Natural Gas

The Fund sells its proportionate share of oil and natural gas to the market through a marketer or a joint operating agreement and receives market prices from such sales. These sales are not currently subject to regulation by any federal or state agency. However, in order for the Fund to make such sales, it is dependent upon unaffiliated pipeline companies whose rates, terms and conditions of transport are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). The rates, terms and conditions are regulated by FERC pursuant to a variety of statutes, including the OCSLA, the Natural Gas Act of 1938, The Natural Gas Policy Act of 1978 and the Energy Policy Acts of 1992 and 2005.  Generally, depending on certain factors, pipelines can charge rates that are either market-based or cost-of-service. In some circumstances, rates can be agreed upon pursuant to settlement. Thus, the rates that pipelines charge the Fund, although regulated, are beyond the Fund’s control. Nevertheless, such rates would apply uniformly to all transporters on that pipeline and, as a result, management does not anticipate that the impact to the Fund of any changes in such rates, terms or conditions would be materially different than the impact upon other oil or natural gas producers and marketers.

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

Some of the environmental laws that apply to oil and natural gas exploration and production are described below:

The Oil Pollution Act. The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”) and was enacted in response to the numerous tanker spills, including the Exxon Valdez spill, that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to, and increases penalties for, such spills.  OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. The OPA establishes a liability limit for onshore facilities of $350 million, while the liability limit for offshore facilities is equal to all removal costs plus up to $75 million in other damages. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.  Regulations under the OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. The failure to comply with the OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. The Fund is not aware of any action or event that would subject us to liability under the OPA, and the Fund believes that compliance with the OPA’s financial assurance and other operating requirements will not have a material impact on its operations or financial condition.

Clean Water Act. Generally, the Clean Water Act imposes liability for the unauthorized discharge of pollutants, including petroleum products, into the surface and coastal U.S. waters, except in strict conformance with discharge permits issued by the federal, or state, if applicable, agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. The Fund’s operators are responsible for compliance with the Clean Water Act, although the Fund may be liable for any failure of the operator to do so.

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

The above represents a brief outline of significant environmental laws that may apply to the Fund’s operations. The Fund believes that its operators are in compliance with each of these environmental laws and the regulations promulgated thereunder.  The Fund does not believe that its environmental, health and safety risks are materially different from those of comparable companies in the United States in the offshore oil and gas industry.  However, there are no assurances that the environmental regulations described above will not result in curtailment of production or material increases in the costs of production, development or exploration, or otherwise have a material adverse effect on the Fund’s operating results and cash flows.

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

Drilling Activity
The following table sets forth the Fund’s drilling activity for the years ended December 31, 2014 and 2013.  Gross wells are the total number of wells in which the Fund has an interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  The exploratory well in-progress at December 31, 2014 and 2013 is expected to produce both oil and natural gas, and is located in the offshore waters of the Gulf of Mexico.  During the years ended December 31, 2014 and 2013, the Fund had no drilling activity for developmental wells.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information about wells in-progress at December 31, 2014.

	2014		2013
	Gross	Net	Gross	Net
Exploratory wells:
In-progress	1	0.02	1	0.02

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

The Fund’s reserve estimates at December 31, 2014 and 2013 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

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

Proved Undeveloped Reserves.  At December 31, 2014, the Fund had approximately 279 thousand barrels and 209 thousand mcf of proved undeveloped oil and natural gas reserves, respectively, related to the Beta Project.  At December 31, 2013, the Fund had approximately 309 thousand barrels and 6.0 million mcf of proved undeveloped oil and natural gas reserves (inclusive of natural gas liquid (“NGL”) reserves), respectively, related to the Beta and Raven projects.  The development of the Beta Project, which was determined to be a discovery during 2012, is ongoing and production is expected to commence in 2016.  On January 17, 2014, the Fund entered into an agreement to sell its leasehold interests in the Raven Project to a third party, which included proved developed and undeveloped oil reserves of approximately 5 thousand barrels and 36 thousand barrels, respectively, and proved developed and undeveloped gas reserves, inclusive of NGL reserves, of approximately 1.0 million mcf and 5.8 million mcf, respectively.

During the year ended December 31, 2014, the Fund incurred costs to advance the development of proved undeveloped reserves of approximately $4.0 million, which related to the Beta Project.  Information regarding estimated future development costs relating to the development of the Fund’s non-producing properties, which is contained in Item 1. “Business” of this Annual Report under the heading “Properties”, is incorporated herein by reference. Estimated future development costs include capital spending on major development projects, some of which will take several years to complete. Proved undeveloped reserves related to major development projects will be reclassified to proved developed reserves when production commences.

Production and Prices
The information regarding the Fund’s production of oil and natural gas, and certain price and cost information for the years ended December 31, 2014 and 2013 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments
As of December 31, 2014, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of the date of this filing, there were 617 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement.  At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders.  Due to the significant capital required to develop the Beta Project, distributions have been impacted, and will be impacted in the future, by amounts reserved to provide for its ongoing development costs, debt service costs, and funding its estimated asset retirement obligations. There is no requirement to distribute available cash and, as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2014 and 2013, the Fund paid distributions totaling $10.5 million and $8.2 million, respectively.

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

Factors affecting market pricing for oil and natural gas include:

•	weather conditions;
•	economic conditions, including demand for petroleum-based products;
•	actions by OPEC, the Organization of Petroleum Exporting Countries;
•	political instability in the Middle East and other major oil and gas producing regions;
•	governmental regulations, both domestic and foreign;

•	domestic and foreign tax policy;
•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
•	the price of foreign imports of oil and gas;
•	the cost of exploring for, producing and delivering oil and gas;
•	the discovery rate of new oil and gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	the ability of oil and gas companies to raise capital;
•	the overall supply and demand for oil and gas; and
•	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect liquidity and expected operating results. Price changes will directly affect revenues. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

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

Results of Operations

The following table summarizes the Fund’s results of operations for the years ended December 31, 2014 and 2013 and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$3,045	$12,337

Expenses
Depletion, depreciation and amortization	1,198	3,336
Impairment of oil and gas properties	646	-
Management fees to affiliate	632	929
Operating expenses	788	2,450
General and administrative expenses	173	278
Total expenses	3,437	6,993
Gain on sale of oil and gas properties	10,396	-
Income from operations	10,004	5,344
Interest income	16	16
Net income	10,020	5,360
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	7	(18)
Total comprehensive income	$10,027	$5,342

Overview. The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2014 and 2013.  NGL sales are included within gas sales.

	Year ended December 31,
	2014	2013
Number of wells producing	3	5
Total number of production days	814	1,333
Oil sales (in thousands of barrels)	25	41
Average oil price per barrel	$93	$107
Gas sales (in thousands of mcfs)	133	2,029
Average gas price per mcf	$4.87	$3.97

The decreases in the number of wells producing, production days and sales volumes were primarily attributable to the Raven Project, which was sold in January 2014, the Alpha Project, which was determined to be fully depleted during fourth quarter 2014 and the Carrera Project, which was shut-in periodically throughout 2014 due to ongoing mechanical issues and various repair and maintenance activities.  During January 2015, the Fund determined that the Carrera Project was no longer mechanically capable of producing and has determined that the well is fully impaired at December 31, 2014.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue.   Oil and gas revenue for the year ended December 31, 2014 was $3.0 million, a decrease of $9.3 million from the year ended December 31, 2013.  The decrease was attributable to decreased sales volume totaling $9.2 million, of which $8.0 million related to the sale of the Raven Project, coupled with the impact of the change in average prices totaling $0.2 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the year ended December 31, 2014 was $1.2 million, a decrease of $2.1 million from the year ended December 31, 2013.  The decrease resulted from a decrease in production volumes totaling $2.9 million, partially offset by an increase in average depletion rates totaling $0.8 million. The increase in average depletion rates was attributable to the reduction of lower cost reserves related to the sale Raven Project coupled with a decrease in reserve estimates related to the Alpha Project, which was determined to be fully depleted during fourth quarter 2014.  See “Overview” above for additional information.

Impairment of Oil and Gas Properties.  During January 2015, the Carrera Project was shut-in due to ongoing mechanical issues related to a blockage in the flowline.  Upon evaluation, it was determined that estimated costs to bring the well back on production were not economic relative to the remaining reserves and the well was fully impaired.  Accordingly, during the year ended December 31, 2014, the Fund recorded an impairment of oil and gas properties of $0.6 million, representing the remaining net book value at the date of impairment.  There were no impairments to oil and gas properties during the year ended December 31, 2013.

Management Fees to Affiliate. Management fees for the years ended December 31, 2014 and 2013 were $0.6 million and $0.9 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2014	2013
	(in thousands)
Lease operating expense	$592	$2,131
Workover expense	161	285
Accretion expense	20	18
Geological costs	12	21
Dry-hole costs	3	(5)
	$788	$2,450

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”. The average production cost was $12.60 per barrel of oil equivalent (“BOE”) during the year ended December 31, 2014 compared to $5.62 per BOE during the year ended December 31, 2013.  Workover expense represents costs to restore or stimulate production of existing reserves.  Accretion expense related to the asset retirement obligations established for the Fund’s proved properties.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Year ended December 31,
	2014	2013
	(in thousands)
Accounting and professional fees	$119	$142
Insurance expense	49	131
Other	5	5
	$173	$278

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Gain on Sale of Oil and Gas Properties.  During the year ended December 31, 2014, the Fund recorded a gain on sale of oil and gas properties of $10.4 million related to the Raven Project.  See Item 1. “Business” of this Annual Report under the heading “Properties” for additional information regarding the sale.  There were no such amounts recorded during the year ended December 31, 2013.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Unrealized Gain (Loss) on Marketable Securities.  At December 31, 2014, the Fund had available-for-sale investments within its salvage fund in federal agency mortgage-backed securities totaling $0.2 million, which mature between 2041 and 2042.  Available-for-sale securities are carried in the financial statements at fair value and unrealized gains and losses related to the securities’ changes in fair value are recorded in other comprehensive income until realized.   The Fund recognized an unrealized gain of $7 thousand and an unrealized loss of $18 thousand during the years ended December 31, 2014 and 2013, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the year ended December 31, 2014 were $2.0 million, primarily related to revenue received of $3.9 million, partially offset by operating expenses paid of $1.1 million, management fees of $0.6 million, and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the year ended December 31, 2013 were $9.7 million, primarily related to revenue received of $13.1 million, partially offset by operating expenses paid of $2.2 million, management fees of $0.9 million, and general and administrative expenses paid of $0.3 million.

Investing Cash Flows
Cash flows provided by investing activities for the year ended December 31, 2014 were $7.0 million, primarily related to proceeds from the sale of the Raven Project of $11.0 million, partially offset by capital expenditures for oil and gas properties of $3.9 million.

Cash flows used in investing activities for the year ended December 31, 2013 were $1.9 million, primarily related to capital expenditures for oil and gas properties of $1.4 million, inclusive of advances, and investments in the salvage fund of $0.5 million.

Financing Cash Flows
Cash flows used in financing activities for the year ended December 31, 2014 were $8.7 million, related to manager and shareholder distributions of $10.5 million, of which $7.2 million was related to the distribution of proceeds from the sale of the Raven Project, partially offset by proceeds from long-term borrowings of $1.8 million.

Cash flows used in financing activities for the year ended December 31, 2013 were $8.2 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of December 31, 2014, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $9.9 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure.  See “Liquidity Needs” below for additional information.

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering, and in certain circumstances, through debt financing. The number of projects in which the Fund could invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its oil and gas properties. Such needs are funded utilizing operating income, existing cash on-hand and income earned therefrom.

As of December 31, 2014, the Fund’s estimated capital commitments related to its oil and gas properties were $10.9 million (which include asset retirement obligations for the Fund’s projects of $2.5 million and projected interest costs of $2.1 million for the Beta Project), of which $3.5 million is expected to be spent during the year ending December 31, 2015. These expected capital commitments exceed available working capital and salvage fund by $4.9 million at December 31, 2014.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $8.3 million, of which the Fund has borrowed $1.8 million at December 31, 2014, to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See “Credit Agreement” below for additional information.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. Due to the significant capital required to develop the Beta Project, distributions have been impacted, and will be impacted in the future, by amounts reserved to provide for its ongoing development costs, debt service costs, and funding its estimated asset retirement obligations.

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $8.3 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of December 31, 2014, the Fund had borrowed $1.8 million under the Credit Agreement. As of December 31, 2013, the Fund had no borrowings under the Credit Agreement. See Note 4 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the Credit Agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the Loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement at December 31, 2014 and 2013.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at December 31, 2014 and 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at December 31, 2014 and 2013 other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

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

Disclosure Controls and Procedures
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework (2013). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2014, the Fund’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager.  The Manager has very broad authority, including the authority to appoint the executive officers of the Fund.  Executive officers of the Fund and their ages at December 31, 2014 are as follows:

Name, Age and Position with Registrant

Robert E. Swanson, 67 Chief Executive Officer

Kenneth W. Lang, 60 President and Chief Operating Officer

Kathleen P. McSherry, 49 Executive Vice President and Chief Financial Officer

Robert L. Gold, 56 Executive Vice President

Daniel V. Gulino, 54 Senior Vice President, General Counsel and Secretary

The officers in the above table have been officers of the Fund since February 3, 2009, the date of inception of the Fund, with the exception of Mr. Lang, who has been an officer of the Fund since June 2009.  The officers are employed by and paid exclusively by the Manager.  Set forth below is certain biographical information regarding the executive officers of Ridgewood Energy and the Fund:

Robert E. Swanson has served as the Chairman, Chief Executive Officer, and controlling shareholder of Ridgewood Energy since its inception and is the Chairman of the Investment Committee.  Mr. Swanson is also the Chairman of Ridgewood Capital Management, LLC and Ridgewood Private Equity Partners, LLC, and President of Ridgewood Securities Corporation, affiliates of Ridgewood Energy.  Mr. Swanson is an inactive member of the New York and New Jersey State Bars. He is a graduate of Amherst College and Fordham University Law School.

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

Robert L. Gold has served as a senior officer of Ridgewood Energy since 1987 and is a member of the Investment Committee.  Mr. Gold has also served as the President and Chief Executive Officer of Ridgewood Capital since its inception in 1998. Mr. Gold is a member of the New York State Bar. Mr. Gold is a graduate of Colgate University and New York University School of Law.

Daniel V. Gulino is Senior Vice President - Legal Affairs and Secretary for Ridgewood Energy and has served as counsel for Ridgewood Energy since 2003. Mr. Gulino also serves as Senior Vice President of Legal Affairs of Ridgewood Capital Management, LLC and Ridgewood Private Equity Partners, LLC and Senior Vice President & General Counsel of Ridgewood Securities Corporation.  Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars.  Mr. Gulino is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2014, all filing requirements applicable to its officers, directors and 10% beneficial owners were met on a timely basis.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the years ended December 31, 2014 and 2013 were $0.6 million and $0.9 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.   Distributions paid to the Manager for the years ended December 31, 2014 and 2013 were $0.6 million and $1.2 million, respectively.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2014 and 2013.

	Year ended December 31,
	2014	2013
	(in thousands)
Audit fees (1)	$85	$85

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

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

RIDGEWOOD ENERGY A-1 FUND, LLC

Date: February 24, 2015	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
February 24, 2015
/s/ ROBERT E. SWANSON	Chief Executive Officer (Principal Executive Officer)
Robert E. Swanson

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2015
Kathleen P. McSherry

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	February 24, 2015
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of Ridgewood Energy A-1 Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy A-1 Fund, LLC (the “Fund”) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy A-1 Fund, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 24, 2015

RIDGEWOOD ENERGY A-1 FUND, LLC
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$5,045	$4,690
Production receivable	98	962
Asset held for sale	-	1,266
Other current assets	21	72
Total current assets	5,164	6,990
Salvage fund	1,780	1,763
Other assets	366	488
Oil and gas properties:
Advances to operators for working interests and expenditures	-	68
Proved properties	9,763	15,735
Equipment and facilities - in progress	4,934	1,842
Less: accumulated depletion, depreciation and amortization	(6,318)	(11,547)
Total oil and gas properties, net	8,379	6,098
Total assets	$15,689	$15,339

Liabilities and Members' Capital
Current liabilities:
Due to operators	$914	$1,241
Accrued expenses	33	39
Liability held for sale	-	684
Total current liabilities	947	1,964
Asset retirement obligations	965	946
Long-term borrowings	1,800	-
Other liabilities	48	-
Total liabilities	3,760	2,910

Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(5,045)	(4,480)
Retained earnings	5,152	4,844
Manager's total	107	364

Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(35,351)	(25,389)
Retained earnings	10,830	1,118
Shareholders' total	11,818	12,068
Accumulated other comprehensive income (loss)	4	(3)
Total members' capital	11,929	12,429
Total liabilities and members' capital	$15,689	$15,339

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year ended December 31,
	2014	2013
Revenue
Oil and gas revenue	$3,045	$12,337

Expenses
Depletion, depreciation and amortization	1,198	3,336
Impairment of oil and gas properties	646	-
Management fees to affiliate (Note 3)	632	929
Operating expenses	788	2,450
General and administrative expenses	173	278
Total expenses	3,437	6,993
Gain on sale of oil and gas properties	10,396	-
Income from operations	10,004	5,344
Interest income	16	16
Net income	10,020	5,360
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	7	(18)
Total comprehensive income	$10,027	$5,342

Manager Interest
Net income	$308	$1,274

Shareholder Interest
Net income	$9,712	$4,086
Net income per share	$46,762	$19,671

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
(in thousands, except share data)

				Accumulated Other
				Comprehensive
	# of Shares	Manager	Shareholders	Income (Loss)	Total
Balances, December 31, 2012	207.7026	$324	$14,973	$15	$15,312
Distributions	-	(1,234)	(6,991)	-	(8,225)
Net income	-	1,274	4,086	-	5,360
Other comprehensive loss	-	-	-	(18)	(18)
Balances, December 31, 2013	207.7026	364	12,068	(3)	12,429
Distributions	-	(565)	(9,962)	-	(10,527)
Net income	-	308	9,712	-	10,020
Other comprehensive income	-	-	-	7	7
Balances, December 31, 2014	207.7026	$107	$11,818	$4	$11,929

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2014	2013

Cash flows from operating activities
Net income	$10,020	$5,360
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	1,198	3,336
Impairment of oil and gas properties	646	-
Accretion expense	19	18
Gain on sale of oil and gas properties	(10,396)	-
Changes in assets and liabilities:
Decrease in production receivable	864	766
Decrease (increase) in other current assets	51	(21)
(Decrease) increase in due to operators	(355)	279
(Decrease) increase in accrued expenses	(6)	2
Net cash provided by operating activities	2,041	9,740

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(68)
Proceeds from sale of oil and gas properties	10,978	-
Capital expenditures for oil and gas properties	(3,927)	(1,326)
Investments in salvage fund	(10)	(476)
Net cash provided by (used in) investing activities	7,041	(1,870)

Cash flows from financing activities
Long-term borrowings	1,800	-
Distributions	(10,527)	(8,225)
Net cash used in financing activities	(8,727)	(8,225)

Net increase (decrease) in cash and cash equivalents	355	(355)
Cash and cash equivalents, beginning of year	4,690	5,045
Cash and cash equivalents, end of year	$5,045	$4,690

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$68	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At December 31, 2014, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations.  At December 31, 2014 and 2013, the Fund had investments in federal agency mortgage-backed securities as detailed in the following table, which are classified as available for sale.  Available-for-sale securities are carried in the financial statements at fair value.

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	(in thousands)
Government National Mortgage Association securities (GNMA July 2041)
December 31, 2014	$84	$3	$87
December 31, 2013	$90	$1	$91
Federal National Mortgage Association security (FNMA January 2042)
December 31, 2014	$109	$1	$110
December 31, 2013	$198	$(4)	$194

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring the debt (see Note 4. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project. These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At December 31, 2014 and 2013, $0.4 million and $0.5 million, respectively, of debt discounts and deferred financing costs were unamortized. Amortization expense was $0.1 million during each of the years ended December 31, 2014 and 2013. During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners.  The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”  Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory costs are expensed as dry-hole costs. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

Interest costs related to the Credit Agreement (see Note 4. “Credit Agreement – Beta Project Financing”) are capitalized during the period of asset construction.  Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.

Once a well has been determined to be fully depleted or upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion, depreciation and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At December 31, 2014 and 2013, amounts recorded in due to operators totaling $0.8 million and $0.7 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in an oil and gas property requires it to make a payment to the seller for the Fund’s rights, title and interest. The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred, the advances are reclassified to unproved or proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the years ended December 31, 2014 and 2013.

	2014	2013
	(in thousands)
Balance, beginning of year	$946	$1,131
Liabilities relieved/settled	-	(684)
Accretion expense	19	18
Revisions in estimated cash flows	-	481
Balance, end of year	$965	$946

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

During January 2015, the Carrera Project was shut-in due to ongoing mechanical issues related to a blockage in the flowline.  Upon evaluation, it was determined that estimated costs to bring the well back on production were not economic relative to the remaining reserves and the well was fully impaired.  Accordingly, during the year ended December 31, 2014, the Fund recorded an impairment of oil and gas properties of $0.6 million, representing the remaining net book value of the well at the date of impairment.  The Fund did not record an impairment of oil and gas properties during the year ended December 31, 2013.

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

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.  The Fund files U.S. Federal and State tax returns and the 2010 through 2013 tax returns remain open for examination by tax authorities.

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

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.  During the year ended December 31, 2014, the Fund made distributions of available cash from dispositions related to the sale of the Raven Project totaling $7.2 million.  There were no such distributions during the year ended December 31, 2013.

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

The Fund had a 25% working interest in the Raven Project and received $11.0 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.6 million, thereby resulting in a gain to the Fund of $10.4 million, which was recognized during the year ended December 31, 2014.  There was no such amount recorded during the year ended December 31, 2013.

At December 31, 2013, the Fund’s balance sheet reflected the Raven Project’s cost and accumulated depletion classified as “Asset held for sale”, which totaled $1.3 million, and the Raven Project’s asset retirement obligation classified as “Liability held for sale”, which totaled $0.7 million.   Such asset was monetized and obligation was relieved upon the closing of the Raven Project’s sale.

3.   Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the years ended December 31, 2014 and 2013 were $0.6 million and $0.9 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions from operations paid to the Manager for the years ended December 31, 2014 and 2013 were $0.6 million and $1.2 million, respectively.  In addition, the Manager is entitled to receive a 1% interest in cash distributions from dispositions.  Distributions from the sale of the Raven project paid to the Manager during the year ended December 31, 2014 were $0.1 million. There were no such distributions during the year ended December 31, 2013.

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

The Fund anticipates it will borrow approximately $8.3 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.  As of December 31, 2014, the Fund had borrowings of $1.8 million under the Credit Agreement.  As of December 31, 2013, the Fund had no borrowings under the Credit Agreement.  During the year ended December 31, 2014, interest costs of $48 thousand were capitalized and included on the balance sheet within “Oil and gas properties”. The Fund had no interest costs during the year ended December 31, 2013.

As additional consideration to the Lenders, each Ridgewood Participating Fund has agreed to convey an overriding royalty interest (“ORRI”) in their working interests in the Beta Project. Each Ridgewood Participating Fund’s share of the Lender’s aggregate ORRI is directly proportionate to its level of borrowing as a percentage of total borrowings of all Ridgewood Participating Funds. Using these principles, the Fund’s percentage ORRI to be granted to the Lenders equals 16.22% of the Fund’s production until the Fund’s share of Beta Project’s cumulative production equals approximately 0.5 million barrels of oil (“MMBO”), net of royalties. Upon reaching that milestone, the Fund’s ORRI percentage decreases to 10.81% of the Fund’s production until the Fund’s share of the Beta Project’s cumulative production equals approximately 0.79 MMBO, net of royalties, whereupon it decreases to, and remains at, 5.41% of the Fund’s net production.  Upon entering into the Credit Agreement, the Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $0.6 million, which is amortized to interest expense over the expected payoff period of the loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on Level 3 inputs, which include projected net income from reserves and forward pricing curves.

The Credit Agreement contains customary covenants, for which the Fund believes it was in compliance at December 31, 2014 and 2013.

5.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  Currently, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently anticipates such development will include a four-well development with related platform and pipeline infrastructure.

As of December 31, 2014, the Fund’s estimated capital commitments related to its oil and gas properties were $10.9 million (which include asset retirement obligations for the Fund’s projects of $2.5 million and projected interest costs of $2.1 million for the Beta Project), of which $3.5 million is expected to be spent during the year ending December 31, 2015. These expected capital commitments exceed available working capital and salvage fund by $4.9 million at December 31, 2014.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $8.3 million, of which the Fund has borrowed $1.8 million at December 31, 2014, to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See Note 4. “Credit Agreement” – Beta Project Financing” for additional information.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At December 31, 2014 and 2013, there were no known environmental contingencies that required the Fund to record a liability.

During the past several years, the United States Congress, as well as certain regulatory agencies with jurisdiction over the Fund’s business, have considered or proposed legislation or regulation relating to the upstream oil and gas industry both onshore and offshore.  If any such proposals were to be enacted or adopted they could potentially materially impact the Fund’s operations.  It is not possible at this time to predict whether such legislation or regulation, if proposed, will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact the Fund’s business. Any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2014	2013
	(in thousands)
Advances to operators for working interests and expenditures	$-	$68
Proved properties	9,763	15,735
Equipment and facilities - in progress	4,934	1,842
Total oil and gas properties	14,697	17,645
Accumulated depletion, depreciation and amortization	(6,318)	(11,547)
Oil and gas properties, net	$8,379	$6,098

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2014	2013
	(in thousands)
Exploration costs	$(3)	$6
Development costs	4,021	2,235
	$4,018	$2,241

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2014 and 2013.  These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules.  Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2014			December 31, 2013
	United States
	Oil (BBLS)	NGL (BBLS)	Gas (MCF)	Oil (BBLS)	NGL (BBLS)	Gas (MCF)

Proved developed and undeveloped reserves:
Beginning of year	355,412	171,648	6,378,017	408,514	-	7,968,443
Extensions and discoveries	-	-	-	-	-	-
Sales of minerals in place (a)	(40,214)	(153,769)	(5,873,539)	-	-	-
Revisions of previous estimates (b)	16,383	2,140	(19,471)	(12,065)	223,015	67,501
Production	(24,798)	(8,624)	(113,142)	(41,037)	(51,367)	(1,657,927)
End of year (c)	306,783	11,395	371,865	355,412	171,648	6,378,017

Proved developed reserves:
Beginning of year	46,097	41,475	1,182,852	104,155	-	3,308,526
End of year	27,798	11,395	162,625	46,097	41,475	1,182,852

Proved undeveloped reserves:
Beginning of year	309,315	130,173	5,195,165	304,359	-	4,659,917
End of year (d)	278,985	-	209,240	309,315	130,173	5,195,165

(a)
On January 17, 2014, the Fund entered into an agreement to sell its leasehold interests in the Raven Project to a third party, which at December 31, 2013, included proved developed and undeveloped oil reserves of approximately 5 thousand barrels and 36 thousand barrels, respectively, proved developed and undeveloped NGL reserves of approximately 24 thousand barrels and 0.1 million barrels, respectively, and proved developed and undeveloped gas reserves of approximately 0.9 million mcf and 5.0 million mcf, respectively.

(b)	Revisions of previous estimates were attributable to well performance.

(c)
During January 2015, the Carrera Project was shut-in due to ongoing mechanical issues related to a blockage in the flowline.  Upon evaluation, it was determined that estimated costs to bring the well back on production were not economic relative to the remaining reserves.  As a result, approximately 15 thousand barrels of oil, 1 thousand barrels of NGL’s, and 18 thousand mcf's of gas, related to the Carrera Project, which are included in the above table, are not expected to be recovered.

(d)	At December 31, 2014, the decreases in proved undeveloped reserves were principally due to the sale of the Raven Project.

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

	December 31,
	2014	2013
	(in thousands)
Future cash inflows	$29,128	$64,392
Future production costs	(2,566)	(6,628)
Future development costs	(8,854)	(20,534)
Future ad valorem taxes	-	(599)
Future net cash flows (a) (b)	17,708	36,631
10% annual discount for estimated timing of cash flows	(5,381)	(12,562)
Standardized measure of discounted future estimated net cash flows (a) (b)	$12,327	$24,069

(a)
On January 17, 2014, the Fund entered into an agreement to sell its leasehold interests in the Raven Project to a third party, which, at December 31, 2013, included undiscounted and discounted cash flows of approximately $17.4 million and $12.5 million, respectively.

(b)
During January 2015, the Carrera Project was shut-in due to ongoing mechanical issues related to a blockage in the flowline.  Upon evaluation, it was determined that estimated costs to bring the well back on production were not economic relative to the remaining reserves.  As a result, undiscounted and discounted cash flows at December 31, 2014 of approximately $0.7 million related to the Carrera Project are not expected to be realized.

Table V - Changes in the Standardized Measure for Discounted Future Net Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2014	2013
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$(2,638)	$1,110
Sales and transfers of oil and gas produced during the period	(2,453)	(10,206)
Net change due to purchases and sales of minerals in place (a)	(12,530)	-
Changes in estimated future development costs	4,227	(2,730)
Net change due to revisions in quantities estimates	743	5,249
Accretion of discount	2,407	2,742
Other	(1,498)	482
Aggregate change in the standardized measure of discounted future net cash flows for the year (b)	$(11,742)	$(3,353)

(a)
On January 17, 2014, the Fund entered into an agreement to sell its leasehold interests in the Raven Project to a third party, which, at December 31, 2013, included discounted cash flows of approximately $12.5 million.

(b)
During January 2015, the Carrera Project was shut-in due to ongoing mechanical issues related to a blockage in the flowline.  Upon evaluation, it was determined that estimated costs to bring the well back on production were not economic relative to the remaining reserves.  See additional information in Tables III and IV.

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