Form 10-K
period 2015-12-31
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2016-02-29
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

There is no market for the shares of LLC Membership Interest in the Fund.  As of February 29, 2016 there are 207.7026 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY A-1 FUND, LLC
2015 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy A-1 Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections and statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the US Private Securities Litigation Reform Act of 1995 that are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods.  Examples of events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing and production of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations, as well as other risks and uncertainties discussed in this Annual Report in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity.  Forward-looking statements made in this document speak only as of the date on which they are made.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

The Fund is a Delaware limited liability company (“LLC”) formed on February 3, 2009 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

The Fund initiated its private placement offering on March 2, 2009, selling whole and fractional shares of membership interests (“Shares”), consisting of Limited Liability Shares of Membership Interests (“Limited Liability Shares”) and Investor GP Shares of Membership Interests (“Investor GP Shares”), primarily at $200 thousand per whole Share. The Limited Liability Shares and the Investor GP Shares constitute a single class of securities as defined in Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In November 2012, pursuant to the LLC Agreement, Ridgewood Energy Corporation, as manager of the Fund converted all then outstanding Investor GP Shares to Limited Liability Shares.  There is no public market for the Shares and one is not likely to develop. In addition, the Shares are subject to material restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Fund’s limited liability company agreement (the “LLC Agreement”) and applicable federal and state securities laws. The private placement offering was terminated on October 13, 2009. The Fund raised $41.1 million and, after payment of $6.7 million in offering fees, commissions and investment fees, the Fund had $34.5 million for investments and operating expenses.

Manager

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) was founded in 1982. The Manager has direct and exclusive control over the management of the Fund’s operations.   The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. Historically when the Fund had sought project investment, the Manager located potential projects, conducted due diligence, and negotiated the investment transactions with respect to those projects.  Additional information regarding the Manager is available through its website at www.ridgewoodenergy.com.  No information on such website shall be deemed to be included or incorporated by reference into this Annual Report.

As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.  Management fees for the years ended December 31, 2015 and 2014 were $0.4 million and $0.6 million, respectively.  Additionally, the Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the years ended December 31, 2015 and 2014 were $13 thousand and $0.6 million, respectively.

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

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.  The Fund has invested in the drilling and development of both shallow and deepwater oil and natural gas projects in the U.S. offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico, in partnership with exploration and production companies.  The Fund’s investments in oil and natural gas properties is complete and the balance of the Fund’s capital has been fully allocated to complete such projects and does not expect in the future to investigate or invest in, any additional projects, other than those in which the Fund currently has a working interest.

The Fund has invested its capital with operators through working interest joint ventures with such operators and other energy companies that also own or acquire working interests in the projects.  A working interest is an undivided fractional interest in a lease block acquired from the U.S. government or from an operator that has acquired the working interest.  A working interest includes the right to drill, produce and conduct operating activities and share in any resulting oil and natural gas production. Operators will generally retain 25% to 50% interests in multiple drilling projects, rather than 100% interests in a few projects, in order to share risk, obtain independent technical validation and stretch exploration budgets that are split across numerous regions of the world.

Investment Committee
Ridgewood Energy maintains an investment committee consisting of five members, all of whom are employees of the Manager (the “Investment Committee”).  The Investment Committee provides operational, financial, scientific and technical oil and gas expertise to the Fund and generally approves investments and other matters for the Fund.  Two members of the Investment Committee are based out of the Manager’s Montvale, New Jersey office and three members are based out of the Manager’s Houston, Texas office.  Currently, the Investment Committee’s activities surrounding the Fund are principally related to the development and operation of properties for which it already has a working interest.

Participation and Joint Operating Agreements
On behalf of the Fund, and with respect to the Fund’s projects, Ridgewood Energy negotiated participation and joint operating agreements.  Under the joint operating agreement, proposals and decisions with respect to a project and related activities are generally made based on percentage ownership approvals and although an operator’s percentage ownership may constitute a majority ownership, operators generally seek consensus relating to project decisions.  As a result, Ridgewood Energy and other non-operating partners generally retain the right to make proposals and influence decisions involving certain operational matters associated with a project.  This approval discretion and the operator’s desire to execute the project efficiently and expeditiously can function to limit the operator’s inclination to act on its own, or against the interests of the participants in the project.

Project Information

The Fund’s existing projects are located in the waters of the Gulf of Mexico, offshore Louisiana, on the Outer Continental Shelf (“OCS”). The Outer Continental Shelf Lands Act (“OCSLA”), which was enacted in 1953, governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS.  See further discussion under the heading “Regulation” in this Item 1. “Business” of this Annual Report.

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

Royalty Payments
Generally, working interests in an offshore oil and natural gas lease under the OCSLA pay a 12.5%, 16.67% or 18.75% royalty to the Office of Natural Resources Revenue (“ONRR”) depending on the lease.  Other than the ONRR royalties, the Fund does not have material royalty burdens other than as provided by the terms of the Fund’s credit agreement, which will require the Fund to pay royalties from the Beta Project to the lender. See Note 4 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the credit agreement.

Deep Gas Royalty Relief
On January 26, 2004, the Bureau of Ocean Energy Management (“BOEM”) promulgated a rule providing incentives for companies to increase deep natural gas production in the Gulf of Mexico (the "Royalty Relief Rule"). The Royalty Relief Rule does not extend to deep waters of the Gulf of Mexico off the Outer Continental Shelf nor does it apply if the price of natural gas exceeds $11.45 (estimated) per Million British Thermal Units (“mmbtu”), adjusted annually for inflation.  The Fund does not currently have any projects that qualify for royalty relief under the Royalty Relief Rule.

Deepwater Royalty Relief
In addition to the Royalty Relief Rule, the Deep Water Royalty Relief Act of 1995 (the “Deepwater Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production.  The Deepwater Relief Act expired in the year 2000 but was extended for qualified leases by the BOEM to promote continued interest in deepwater.  The Deepwater Royalty Relief Act does not apply to oil if the prices of oil exceed certain thresholds (currently estimated to be between $36.83 per barrel and $47.83 per barrel), adjusted annually for inflation.  The Deepwater Royalty Relief Act does not apply to natural gas if the prices of natural gas exceed certain thresholds (currently estimated to be between $4.60 per mmbtu and $7.97 per mmbtu) adjusted annually for inflation.  The Fund currently has one project, the Liberty Project, which qualifies for royalty relief under the Deepwater Relief Act.

Properties

Productive Wells
The following table sets forth the number of productive oil and natural gas wells in which the Fund owned an interest as of December 31, 2015.  Productive wells are producing wells and wells mechanically capable of production.  Gross wells are the total number of wells in which the Fund owns a working interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	1	0.02

Acreage Data
The following table sets forth the Fund’s interests in developed and undeveloped oil and gas acreage as of December 31, 2015.  Gross acres are the total number of acres in which the Fund owns a working interest.  Net acres are the sum of the fractional working interests owned in gross acres.  Ownership interests generally take the form of working interests in oil and gas leases that have varying terms.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

Developed Acres		Undeveloped Acres
Gross	Net	Gross	Net
5,760	115	6,124	122

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table. The budget for each project is inclusive of estimated asset retirement obligations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Liquidity Needs” for information regarding the funding of the Fund’s capital commitments.

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2015	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$12,258	$18,044
The Beta Project is expected to include the development of four wells. Well #1 is expected to commence production in third quarter 2016. Well #2 is expected to commence production in fourth quarter 2016. Wells #3 and #4 are expected to commence production in 2017. The Fund expects to spend $4.9 million for additional development costs and $0.9 million for asset retirement obligations.

Producing Properties
Liberty Project	2.0%	$3,004	$3,505
The Liberty Project, a single-well project, commenced production in 2010. The well has not produced since October 2015 due to a shut-in at the third-party natural gas processing plant that the Fund contracts, but does not own a working interest in. Production is expected to resume in March 2016. A recompletion is planned for 2017 at an estimated cost of $0.1 million. The Fund expects to spend $0.4 million for asset retirement obligations.

Fully Depleted Properties
Alpha Project	3.75%	$6,607	$7,470
The Alpha Project, a single-well project, commenced production in 2012. The well reached the end of its productive life in fourth quarter 2014.  The Fund expects to spend $0.9 million for asset retirement obligations.

Carrera Project	2.0%	$3,244	$3,709
The Carrera Project, a single-well project, commenced production in 2011.  The well reached the end of its productive life in fourth quarter 2014.  The Fund expects to spend $0.5 million for asset retirement obligations.

Sold Properties
Raven Project	25.0%	$11,452	$11,452	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Sale

On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014. The Fund had a 25% working interest in the Raven Project and received $11.0 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.6 million, thereby resulting in a gain to the Fund of $10.4 million, which was recognized during the year ended December 31, 2014. There was no such amount recorded during the year ended December 31, 2015.

Marketing/Customers

The Manager, on behalf of the Fund, has engaged Energy Upgrade, Inc. to market the Fund’s oil and natural gas.  The number of customers purchasing the Fund’s oil and natural gas may vary from time to time.  Currently, and during 2015, the Fund had three major customers in the public market.  Because a ready market exists for oil and natural gas, the Fund does not believe that the loss of any individual customer would have a material adverse effect on its financial position or results of operations.

The Fund’s current producing project is near existing transportation infrastructure and pipelines.  The Fund has one non-producing property, the Beta Project, for which it is participating in the financing of platform and pipeline infrastructure.  The Fund expects oil and natural gas from the Beta Project to be marketed through Energy Upgrade, Inc.

Natural gas is sold in the spot market at prevailing prices, which fluctuate with demand as a result of related industry variables.  Oil is generally sold one month at a time at prevailing market prices.  Historically, the markets for, and prices of, oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence; therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  During the year ended December 31, 2015, decreases in commodity prices had an adverse effect on the Fund’s profitability and distributions.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Commodity Price Changes”, “Results of Operations – Overview” and “Results of Operations – Oil and Gas Revenue” for information regarding the impact of prices on the Fund’s oil and gas revenue.   In the past, the Fund has entered, and in the future, may continue to enter, into transactions, or derivative contracts, that fix the future prices or establish a price floor for portions of its oil or natural gas production.

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

The Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather.  Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any significant damage, shut-ins, or production stoppages due to hurricane activity in 2015.

Operator

The projects in which the Fund has invested are operated and controlled by unaffiliated third-party entities acting as operators. The operators are responsible for drilling, administration and production activities for leases jointly owned by working interest owners and act on behalf of all working interest owners under the terms of the applicable operating agreement. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases. Currently, the Fund's properties are operated by LLOG Exploration Offshore, L.L.C. and Walter Oil & Gas Corporation.

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

Salvage Fund

The Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for its proportionate share of the anticipated cost of dismantling production platforms and facilities, plugging and abandoning the wells, and removing the platforms, facilities and wells in respect of the projects after the end of their useful lives, in accordance with applicable federal and state laws and regulations.  As of December 31, 2015, the Fund has $1.8 million invested in a salvage fund.  Upon commencement of production of the Beta Project, the Fund expects to contribute to the salvage fund a portion of the Beta Project’s operating income to fund its asset retirement obligations. Such contributions to the salvage fund will reduce the amount of cash distributions that would be made to investors by the Fund.  Any portion of the salvage fund that remains after the Fund has paid for all of its asset retirement obligations will be distributed to the shareholders and the Manager. There are no restrictions on withdrawals from the salvage fund.

Competition

Competition exists in the acquisition of oil and natural gas leases and in all sectors of the oil and natural gas exploration and production industry. The Fund, through its Manager, has competed with other companies for the acquisition of leases as well as percentage ownership interests in oil and natural gas working interests in the secondary market.  The Fund does not anticipate the acquisition of any additional ownership interests in oil and natural gas working interests as its capital has been fully allocated to current and past projects.

Employees

The Fund has no employees.  The Manager operates and manages the Fund.

Offices

The principal administrative office of both the Fund and the Manager is located at 14 Philips Parkway, Montvale, NJ 07645, and their phone number is 800-942-5550. The Manager leases additional office space at 1254 Enclave Parkway, Houston, TX 77077 and 125 Worth Avenue, Suite 318, Palm Beach, Florida, 33480.  In addition, the Manager maintains leases for other offices that are used for administrative purposes for the Fund and other funds managed by the Manager.

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

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM, an agency of the United States Department of Interior (the “Department of Interior”). Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement (the “BSEE”) pursuant to regulations promulgated under the OCSLA. The OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS.  Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. The BSEE regulates the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems, and mandatory third-party compliance audits, among other requirements. BSEE has adopted strict requirements for subsea drilling production equipment and has proposed new requirements to implement equipment reliability improvements, building upon enhanced industry standards for blowout preventers and blowout prevention technologies, and reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment.  These proposed requirements have not yet become final.  BSEE has also published a policy statement on safety culture with nine characteristics of a robust safety culture. Violations of environmentally related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities, delay or restriction of activities can result from either governmental or citizen prosecution.

BOEM Draft Guidance on Supplemental Bonding

On September 22, 2015, the BOEM issued draft guidance (“Draft Guidance”) describing revised supplemental bonding procedures directed at oil and natural gas exploration and production companies operating on the OCS. The Draft Guidance describes procedures and criteria for determining operators’ ability to carry out its financial obligations for decommissioning of wells, platforms, pipelines and other facilities situated on the OCS. Among other things, the Draft Guidance proposes to eliminate the “waiver” exemption currently allowed by BOEM, whereby certain operators on the OCS with a large net worth and meeting certain other criteria have the option of being exempted from posting bonds or other acceptable assurances for such operator’s decommissioning obligations by self-insuring for those liabilities.  Instead, the BOEM has proposed one set of self-insurance criteria for independent exploration and production companies, and another set for companies within the “integrated” exploration and production sector. It is unclear what the actual thresholds will be for self-insurability. The proposed criteria identify performance, leverage, and liquidity factors. BOEM used existing data to calculate what those numbers look like for companies in the top and bottom quartiles. But there does not appear to be any clear direction that “a company must meet this minimum number” in order to qualify for self-insurance.  In addition, the BOEM has stated that it will no longer consider the combined financial strength and reliability of co-lessees when determining a lessee’s decommissioning liability such that smaller non-operators, such as the Fund, will no longer be able to rely on the waiver exemption of a co-lessee.  Once the Draft Guidance is finalized, the BOEM will issue these supplemental bonding changes in a revised Notice to Lessees (“NTL”) in replacement of an existing NTL on supplemental bonding that was made effective on August 28, 2008. The BOEM has delayed issuing any final NTL on these issues. We anticipate that a new NTL incorporating some or all of the Draft Guidance will be issued by early 2016.

Sales and Transportation of Oil and Natural Gas

The Fund sells its proportionate share of oil and natural gas to the market through a marketer and receives market prices from such sales. These sales are not currently subject to regulation by any federal or state agency. However, in order for the Fund to make such sales, it is dependent upon unaffiliated pipeline companies whose rates, terms and conditions of transport are subject to regulation by the Federal Energy Regulatory Commission.  Generally, depending on certain factors, pipelines can charge rates that are either market-based or cost-of-service. In some circumstances, rates can be agreed upon pursuant to settlement. Thus, the rates that pipelines charge the Fund, although regulated, are beyond the Fund’s control. Nevertheless, such rates would apply uniformly to all transporters on that pipeline and, as a result, management does not anticipate that the impact to the Fund of any changes in such rates, terms or conditions would be materially different than the impact upon other oil or natural gas producers and marketers.

Environmental Matters and Regulation

The Fund’s operations are subject to pervasive environmental laws and regulations governing the discharge of materials into the air and water, the handling and managing of waste materials, and the protection of aquatic species and habitats. However, although it shares the liability along with its other working interest owners for any environmental damage, most of the activities to which these federal, state and local environmental laws and regulations apply are conducted by the operator on the Fund’s behalf. Nevertheless, environmental laws and regulations to which its operations are subject may require the Fund, or the operator, to acquire permits to commence drilling operations, restrict or prohibit the release of certain materials or substances into the environment, impose the installation of certain environmental control devices, require certain remedial measures to prevent pollution and other discharges such as the plugging of abandoned projects and, finally, impose in some instances severe penalties, fines and liabilities for the environmental damage that may be caused by the Fund’s projects.

Some of the environmental laws that apply to oil and natural gas exploration and production are described below:

The Oil Pollution Act. The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”) and was enacted in response to the numerous tanker spills, including the Exxon Valdez spill, that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to, and increases penalties for, such spills.  OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. The OPA establishes a liability limit for onshore facilities and deepwater ports of $633.85 million (effective December 21, 2015 pursuant to the U.S. Coast Guard’s rulemaking adjusting liability limits for increases in Consumer Price Index), while the liability limit for a responsible party for offshore facilities, including any offshore pipeline, is equal to all removal costs plus up to $133.65 million in other damages for each incident. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.  Regulations under the OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. The failure to comply with the OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. The Fund is not aware of any action or event that would subject us to liability under the OPA, and the Fund believes that compliance with the OPA’s financial assurance and other operating requirements will not have a material impact on its operations or financial condition.

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

Dodd-Frank Act.  The Dodd-Frank Act, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market and, in addition, requires certain additional SEC reporting requirements.

Under its LLC Agreement, the Fund has the authority to utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Dodd-Frank mandates that many derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Derivatives will be subject to minimum daily margin requirements set by the relevant clearinghouse and, potentially, by the SEC or the U.S. Commodity Futures Trading Commission (“CFTC”), and derivatives dealers may demand the unilateral ability to increase margin requirements beyond any regulatory or clearinghouse minimums.  In addition, as required by Dodd-Frank, the CFTC has set “speculative position limits” (limits imposed on the maximum net long or net short speculative positions that a person may hold or control with respect to futures or options contracts traded on the U.S. commodities exchange) with respect to most energy contracts.  These requirements under Dodd-Frank could significantly increase the cost of any derivatives transactions of the Fund (including through requirements to post collateral, which could adversely affect the Fund’s liquidity), materially alter the terms of derivatives transactions and make it more difficult for the Fund to enter into customized transactions, cause the Fund to liquidate certain positions it may hold, reduce the ability of the Fund to protect against price volatility and other risks by making certain hedging strategies impossible or so costly that they are not economical to implement, and increase the Fund’s exposure to less creditworthy counterparties.  If as a result of the legislation and regulations, the Fund alters any hedging program that may be in effect from time to time, the Fund’s operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Fund’s performance.  The Fund is not currently, and has not been during 2015 or 2014, a party to any derivative instruments or hedging programs.

Dodd-Frank also required the SEC to issue rules requiring resource extraction issuers to disclose annually information relating to certain payments made by the issuer to the U.S. federal government or a foreign government for the purpose of the commercial development of oil, natural gas or minerals.  Rules issued by the SEC in 2012 were subsequently vacated in federal court in 2013. In December 2015, the SEC proposed new resource extraction rules.  When any final rules are issued, the Fund will evaluate any impact of the rules on its business.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity
The following table sets forth the Fund’s drilling activity for the years ended December 31, 2015 and 2014.  Gross wells are the total number of wells in which the Fund has an interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  The exploratory well in-progress at December 31, 2015 and 2014 is expected to produce both oil and natural gas, and is located in the offshore waters of the Gulf of Mexico.  During the years ended December 31, 2015 and 2014, the Fund had no drilling activity for developmental wells.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information about wells in-progress at December 31, 2015.

	2015		2014
	Gross	Net	Gross	Net
Exploratory wells:
In-progress	1	0.02	1	0.02

Unaudited Oil and Gas Reserve Quantities
The preparation of the Fund’s oil and gas reserve estimates are completed in accordance with the Fund’s internal control procedures over reserve estimation.  The Fund’s management controls over proved reserve estimation include: 1) verification of input data that is provided to an independent petroleum engineering firm; 2) engagement of well-qualified and independent reservoir engineers for preparation of reserve reports annually in accordance with SEC reserve estimation guidelines; and 3) a review of the reserve estimates by the Manager.

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

The Fund’s reserve estimates at December 31, 2015 and 2014 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

Proved Reserves.  Proved oil and gas reserves are estimated quantities of oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.  Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.  The information regarding the Fund’s proved reserves, which is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Critical Accounting Estimates – Proved Reserves”, is incorporated herein by reference.  The information regarding the Fund’s unaudited net quantities of proved developed and undeveloped reserves, which is contained in Table III in the “Supplementary Financial Information – Information about Oil and Gas Producing Activities – Unaudited” included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report, is incorporated herein by reference.

Proved Undeveloped Reserves.  At December 31, 2015 and 2014, the Fund had proved undeveloped reserves related to the Beta Project totaling 0.3 million barrels of oil and 0.2 million mcf of natural gas, respectively.  The Beta project was determined to be a discovery in 2012.

During the year ended December 31, 2015, the Fund incurred costs to advance the development of proved undeveloped reserves of approximately $3.9 million, which related to the Beta Project.  The Beta Project is expected to commence production in third quarter 2016.  Information regarding estimated future development costs relating to the development of the Beta Project, which is contained in Item 1. “Business” of this Annual Report under the heading “Properties”, is incorporated herein by reference. Estimated future development costs include capital spending on major development projects, some of which will take several years to complete. Proved undeveloped reserves related to major development projects will be reclassified to proved developed reserves when production commences.

Production and Prices
The information regarding the Fund’s production of oil and natural gas, and certain price and cost information for the years ended December 31, 2015 and 2014 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments
As of December 31, 2015, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of January 31, 2016, there were 631 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement.  At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders.  Due to the significant capital required to develop the Beta Project, distributions have been impacted, and will be impacted in the future, by amounts reserved to provide for its ongoing development costs, debt service costs, and funding its estimated asset retirement obligations. There is no requirement to distribute available cash and, as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2015 and 2014, the Fund paid distributions totaling $0.1 million and $10.5 million, respectively.

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

Commodity Price Changes
Changes in commodity prices may significantly affect liquidity and expected operating results.  Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable.  Significant declines in prices could result in non-cash charges to earnings due to impairment.

Since fourth quarter 2014, there has been a significant decline in oil and natural gas prices.  See “Results of Operations” under this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report for more information on the average oil and natural gas prices received by the Fund during the years ended December 31, 2015 and 2014 and the effect of such decreased average prices on the Fund’s results of operations.  If oil and natural gas prices continue to decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

Market pricing for oil and natural gas is volatile, and is likely to continue to be volatile in the future.  This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  Factors affecting market pricing for oil and natural gas include:

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

Critical Accounting Estimates
The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows.  See Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for a discussion of the Fund’s significant accounting policies.  The following is a discussion of the accounting policies and estimates that management believes are most significant.

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

Asset Retirement Obligations
Asset retirement obligations include costs to plug and abandon the Fund’s wells and to dismantle and relocate or dispose of the Fund’s production platforms and related structures and restoration costs of land and seabed.  The Fund develops estimates of these costs based upon the type of production structure, water depth, reservoir depth and characteristics, ongoing discussions with the wells’ operators and, at times, with information provided by third-party abandonment consultants specializing in the oil and gas industry.  Because these costs typically extend many years into the future, estimating these future costs is difficult and requires significant judgment that is subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment.  Estimates are reviewed on a bi-annual basis, or more frequently if an event occurs that would dictate a change in assumptions or estimates.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties annually and when management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of proved properties are determined by comparing estimated future net undiscounted cash flows from the property to the carrying value at the time of the review.  If the carrying value exceeds estimated future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using estimated future net discounted cash flows from the property.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of net discounted future cash flows from proved oil and natural gas reserves could change in the near term.  Significant declines in oil and natural gas prices since fourth quarter 2014 have resulted in impairments of oil and gas properties.  If oil and natural gas prices continue to decline, even if only for a short period of time, it is possible that additional impairments of oil and gas properties will occur.

Results of Operations

The following table summarizes the Fund’s results of operations for the years ended December 31, 2015 and 2014 and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2015	2014
	(in thousands)
Revenue
Oil and gas revenue	$487	$3,045

Expenses
Depletion and amortization	676	1,198
Impairment of oil and gas properties	-	646
Management fees to affiliate	380	632
Operating expenses	377	819
General and administrative expenses	142	142
Total expenses	1,575	3,437
Gain on sale of oil and gas properties	-	10,396
(Loss) income from operations	(1,088)	10,004
Interest income	10	16
Net (loss) income	(1,078)	10,020
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(1)	7
Total comprehensive (loss) income	$(1,079)	$10,027

Overview. The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2015 and 2014.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Year ended December 31,
	2015	2014
Number of wells producing	1	3
Total number of production days	265	814
Oil sales (in thousands of barrels)	9	25
Average oil price per barrel	$50	$93
Gas sales (in thousands of mcfs)	24	133
Average gas price per mcf	$2.15	$4.87

During the year ended December 31, 2015, production days and sales volumes were impacted by the Liberty Project, which was shut-in during fourth quarter 2015.  During the year ended December 31, 2014, the Alpha and Carrera projects reached the end of their productive lives.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue.   Oil and gas revenue for the year ended December 31, 2015 was $0.5 million, a decrease of $2.6 million from the year ended December 31, 2014.  The decrease was attributable to decreased sales volume totaling $2.1 million coupled with decreased oil and gas prices totaling $0.5 million.   See “Overview” above for factors that impact the oil and gas revenue sales volume and rate variances.

Depletion and Amortization.  Depletion and amortization for the year ended December 31, 2015 was $0.7 million, a decrease of $0.5 million from the year ended December 31, 2014.  The decrease was attributable to decreases in production volumes totaling $0.9 million and the average depletion rate of $0.2 million, partially offset by adjustments to asset retirement obligations of $0.6 million, related to the Alpha and Carrera projects, fully depleted properties. The decrease in the average depletion rate was primarily attributable to the Alpha and Carrera projects, which had higher cost reserves and did not produce in 2015.  See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.  Depletion and amortization rates are also impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Impairment of Oil and Gas Properties.  The Fund did not record an impairment of oil and gas properties during the year ended December 31, 2015.  During the year ended December 31, 2014, the Fund recorded an impairment of oil and gas properties of $0.6 million related to the Carrera Project, which was determined to be uneconomic relative to the remaining reserves and the well was fully impaired.

Management Fees to Affiliate. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Year ended December 31,
	2015	2014
	(in thousands)
Lease operating expense	$175	$592
Insurance expense	130	32
Accretion expense	83	20
Workover expense and other	(11)	175
	$377	$819

Lease operating expense relates to the Fund’s producing properties.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling.  Insurance expense related to operating wells has been reclassified from “General and administrative expenses” in prior year to “Operating expenses” to correct prior period presentation.  The average production cost, which includes lease operating expense and insurance expense, was $24.14 per barrel of oil equivalent (“BOE”) during the year ended December 31, 2015 compared to $12.60 per BOE during the year ended December 31, 2014.  The increase in the average production cost is principally attributable to the impact of ongoing costs for the Alpha Project, which is no longer producing.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Workover expense represents costs to restore or stimulate production of existing reserves.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and directors’ and officers’ liability insurance expense.

Gain on Sale of Oil and Gas Properties.  The Fund did not record a gain on sale of oil and gas properties during the year ended December 31, 2015.  During the year ended December 31, 2014, the Fund recorded a gain on sale of oil and gas properties of $10.4 million related to the Raven Project. See Item 1. “Business” of this Annual Report under the heading “Properties” for additional information regarding the sale.

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the year ended December 31, 2015 were $0.3 million, related to operating expenses of $0.4 million, management fees of $0.4 million and general and administrative expenses paid of $0.1 million, partially offset by revenue received of $0.6 million.

Cash flows provided by operating activities for the year ended December 31, 2014 were $2.0 million, related to revenue received of $3.9 million, partially offset by operating expenses of $1.1 million, management fees of $0.6 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the year ended December 31, 2015 were $4.3 million, related to capital expenditures for oil and gas properties.

Cash flows provided by investing activities for the year ended December 31, 2014 were $7.0 million, related to proceeds from the sale of the Raven Project of $11.0 million, partially offset by capital expenditures for oil and gas properties of $3.9 million.

Financing Cash Flows
Cash flows provided by financing activities for the year ended December 31, 2015 were $1.0 million, related to proceeds from long-term borrowings of $1.1 million, partially offset by manager and shareholder distributions of $0.1 million.

Cash flows used in financing activities for the year ended December 31, 2014 were $8.7 million, related to manager and shareholder distributions of $10.5 million, of which $7.2 million was related to the distribution of proceeds from the sale of the Raven Project, partially offset by proceeds from long-term borrowings of $1.8 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of December 31, 2015, the Fund had one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $5.8 million, inclusive of asset retirement obligations, related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure.  See “Liquidity Needs” below for additional information.

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

As of December 31, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $7.6 million (which include asset retirement obligations for the Fund’s projects of $2.7 million and projected interest costs of $0.1 million for the Beta Project), of which $4.0 million is expected to be spent during the year ending December 31, 2016. These expected capital commitments exceed available working capital and salvage fund by $4.7 million at December 31, 2015.  The Fund has entered into a credit agreement to provide capital for the Beta Project.  See “Credit Agreement” below for additional information.

Based upon its current cash position, its current reserve estimates and its current development plan of the Beta Project, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s capital requirements, the Manager will take action, which may include adjusting its management fee temporarily to accommodate the Fund’s short-term capital requirements.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto), that provides for an aggregate loan commitment to the Fund of approximately $8.3 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of December 31, 2015 and 2014, the Fund had borrowed $2.9 million and $1.8 million, respectively, under the Credit Agreement. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in third quarter 2016, over a period not to extend beyond December 31, 2020.  The Fund expects operating income from the Beta Project will be sufficient to cover the principal and interest payments required under the Credit Agreement.  See Note 4 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the Credit Agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the Loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement at December 31, 2015 and 2014.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at December 31, 2015 and 2014 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at December 31, 2015 and 2014, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

Recent Accounting Pronouncements

See Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for a discussion of the Fund’s recent accounting pronouncements.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2015.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework (2013). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2015, the Fund’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager.  The Manager has very broad authority, including the authority to appoint the executive officers of the Fund.  Executive officers of the Fund and their ages at December 31, 2015 are as follows:

Name, Age and Position with Registrant

Robert E. Swanson, 68 Chief Executive Officer

Kenneth W. Lang, 61 President and Chief Operating Officer

Kathleen P. McSherry, 50 Executive Vice President and Chief Financial Officer

Robert L. Gold, 57 Executive Vice President

Daniel V. Gulino, 55 Senior Vice President, General Counsel and Secretary

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

Kathleen P. McSherry has served as the Executive Vice President and Chief Financial Officer of Ridgewood Energy since 2001.  Ms. McSherry holds a Bachelor of Science degree in Accounting from Kean University.

Robert L. Gold has served as a senior officer of Ridgewood Energy since 1987 and is a member of the Investment Committee.  Mr. Gold has also served as the President and Chief Executive Officer of Ridgewood Capital since its inception in 1998. Mr. Gold is a member of the New York State Bar. Mr. Gold is a graduate of Colgate University and New York University School of Law.

Daniel V. Gulino is Senior Vice President - Legal Affairs and Secretary for Ridgewood Energy and has served in that capacity for Ridgewood Energy since 2003. Mr. Gulino also serves as Senior Vice President of Legal Affairs of Ridgewood Capital Management, LLC and Ridgewood Private Equity Partners, LLC and Senior Vice President & General Counsel of Ridgewood Securities Corporation.  Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars.  Mr. Gulino is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2015, all filing requirements applicable to its officers, directors and 10% beneficial owners were met on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 207.7026 Shares outstanding as of January 31, 2016.  No officer of the Manager or the Fund owns any of the Shares and no person owns more than 5% of the Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the years ended December 31, 2015 and 2014 were $0.4 million and $0.6 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.   Distributions paid to the Manager for the years ended December 31, 2015 and 2014 were $13 thousand and $0.6 million, respectively.

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2015 and 2014.

	Year ended December 31,
	2015	2014
	(in thousands)
Audit fees (1)	$88	$85

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

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

RIDGEWOOD ENERGY A-1 FUND, LLC

Date: February 29, 2016	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	Chief Executive Officer	February 29, 2016
Robert E. Swanson	(Principal Executive Officer)

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial Officer	February 29, 2016
Kathleen P. McSherry	(Principal Financial and Accounting Officer)

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	February 29, 2016
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of Ridgewood Energy A-1 Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy A-1 Fund, LLC (the “Fund”) as of December 31, 2015 and 2014, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy A-1 Fund, LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 29, 2016

RIDGEWOOD ENERGY A-1 FUND, LLC
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,444	$5,045
Salvage fund	474	-
Production receivable	7	98
Other current assets	-	21
Total current assets	1,925	5,164
Salvage fund	1,310	1,780
Other assets	244	366
Oil and gas properties:
Proved properties	15,754	14,697
Less: accumulated depletion and amortization	(2,958)	(6,318)
Total oil and gas properties, net	12,796	8,379
Total assets	$16,275	$15,689

Liabilities and Members' Capital
Current liabilities:
Due to operators	$153	$914
Accrued expenses	215	33
Asset retirement obligations	474	-
Total current liabilities	842	947
Long-term borrowings	2,900	1,800
Asset retirement obligations	1,645	965
Other liabilities	127	48
Total liabilities	5,514	3,760
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(5,058)	(5,045)
Retained earnings	5,097	5,152
Manager's total	39	107
Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(35,427)	(35,351)
Retained earnings	9,807	10,830
Shareholders' total	10,719	11,818
Accumulated other comprehensive income	3	4
Total members' capital	10,761	11,929
Total liabilities and members' capital	$16,275	$15,689

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Year ended December 31,
	2015	2014
Revenue
Oil and gas revenue	$487	$3,045

Expenses
Depletion and amortization	676	1,198
Impairment of oil and gas properties	-	646
Management fees to affiliate (Note 3)	380	632
Operating expenses	377	819
General and administrative expenses	142	142
Total expenses	1,575	3,437
Gain on sale of oil and gas properties	-	10,396
(Loss) income from operations	(1,088)	10,004
Interest income	10	16
Net (loss) income	(1,078)	10,020
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(1)	7
Total comprehensive (loss) income	$(1,079)	$10,027

Manager Interest
Net (loss) income	$(55)	$308

Shareholder Interest
Net (loss) income	$(1,023)	$9,712
Net (loss) income per share	$(4,928)	$46,762

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
(in thousands, except share data)

				Accumulated Other
				Comprehensive
	# of Shares	Manager	Shareholders	(Loss) Income	Total
Balances, December 31, 2013	207.7026	$364	$12,068	$(3)	$12,429
Distributions	-	(565)	(9,962)	-	(10,527)
Net income	-	308	9,712	-	10,020
Other comprehensive income	-	-	-	7	7
Balances, December 31, 2014	207.7026	107	11,818	4	11,929
Distributions	-	(13)	(76)	-	(89)
Net loss	-	(55)	(1,023)	-	(1,078)
Other comprehensive loss	-	-	-	(1)	(1)
Balances, December 31, 2015	207.7026	$39	$10,719	$3	$10,761

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2015	2014

Cash flows from operating activities
Net (loss) income	$(1,078)	$10,020
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depletion and amortization	676	1,198
Impairment of oil and gas properties	-	646
Gain on sale of oil and gas properties	-	(10,396)
Accretion expense	83	19
Changes in assets and liabilities:
Decrease in production receivable	91	864
Decrease in other current assets	21	51
Decrease in due to operators	(124)	(355)
Increase (decrease) in accrued expenses	37	(6)
Net cash (used in) provided by operating activities	(294)	2,041

Cash flows from investing activities
Proceeds from sale of oil and gas properties	-	10,978
Capital expenditures for oil and gas properties	(4,313)	(3,927)
Investments in salvage fund	(5)	(10)
Net cash (used in) provided by investing activities	(4,318)	7,041

Cash flows from financing activities
Long-term borrowings	1,100	1,800
Distributions	(89)	(10,527)
Net cash provided by (used in) financing activities	1,011	(8,727)

Net (decrease) increase in cash and cash equivalents	(3,601)	355
Cash and cash equivalents, beginning of year	5,045	4,690
Cash and cash equivalents, end of year	$1,444	$5,045

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$68

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

Reclassifications
The Fund’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation.

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments.  Level 3 inputs are unobservable inputs and include situations where there is little, if any, market activity for the instrument; hence, these inputs have the lowest priority.  Cash and cash equivalents approximate fair value based on Level 1 inputs.  Mortgage-backed securities are recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At December 31, 2015, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations.  At December 31, 2015 and 2014, the Fund had investments in federal agency mortgage-backed securities as detailed in the following table, which are classified as available for sale.  Available-for-sale securities are carried in the financial statements at fair value.

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
	(in thousands)
Government National Mortgage Association security (GNMA July 2041)
December 31, 2015	$75	$3	$78
December 31, 2014	$84	$3	$87

Federal National Mortgage Association security (FNMA January 2042)
December 31, 2015	$-	$-	$-
December 31, 2014	$109	$1	$110

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 4. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At December 31, 2015 and 2014, $0.2 million and $0.4 million, respectively, of debt discounts and deferred financing costs were unamortized.  Amortization expense was $0.1 million for each of the years ended December 31, 2015 and 2014.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized.  The costs of exploratory wells are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory costs are expensed as dry-hole costs.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Interest costs related to the Credit Agreement (see Note 4. “Credit Agreement – Beta Project Financing”) are capitalized during the period of asset construction.  Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.  Insurance expense related to operating wells of $32 thousand has been reclassified from “General and administrative expenses” in the Fund’s statement of operations for the fiscal year ended December 31, 2014 to “Operating expenses” to correct prior period presentation.

The aggregate prior year balance of $4.9 million, representing the Fund’s investment in equipment and facilities related to the Beta Project, was classified as “Equipment and facilities – in progress” within “Oil and gas properties” in the Fund’s December 31, 2014 balance sheet.  Such amount has been reclassified in the Fund’s December 31, 2014 balance sheet as “Proved properties” within “Oil and gas properties” to conform to the current year presentation.  The reclassification had no impact on the Fund’s statement of operations or cash flows for the year ended December 31, 2014.

Once a well has been determined to be fully depleted or upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At December 31, 2015 and 2014, amounts recorded in due to operators totaling $0.1 million and $0.8 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund may be required to advance its share of the estimated succeeding month’s expenditures to the operator for its oil and gas properties. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As the costs are incurred, the advances are reclassified to proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the years ended December 31, 2015 and 2014.
	2015	2014
	(in thousands)
Balance, beginning of year	$965	$946
Liabilities incurred	404	-
Accretion expense	83	19
Revisions in estimated cash flows	667	-
Balance, end of year	$2,119	$965

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties annually and when management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the review.  If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to fair value, which is determined using estimated future net discounted cash flows from the asset.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.

Significant declines in oil and natural gas prices since fourth quarter 2014 have impacted the fair value of the Fund’s oil and gas properties.  During the year ended December 31, 2015, the Fund did not record an impairment of oil and gas properties.  During the year ended December 31, 2014, the Fund recorded an impairment of oil and gas properties of $0.6 million, relating to the Carrera Project, which was determined to be uneconomic relative to the remaining reserves and the well was fully impaired.  If oil and natural gas prices continue to decline, even if only for a short period of time, it is possible that the additional impairments of oil and gas properties will occur.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.  During the year ended December 31, 2015, the Fund recorded $0.6 million of depletion expense related to adjustments to asset retirement obligations for fully depleted properties.

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.  The Fund files U.S. Federal and State tax returns and the 2012 through 2014 tax returns remain open for examination by tax authorities.

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

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.  During the year ended December 31, 2014, the Fund made distributions of available cash from dispositions related to the sale of the Raven Project totaling $7.2 million. There were no such distributions during the year ended December 31, 2015.

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to the presentation of debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  In August 2015, the FASB issued accounting guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset.  These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  The Fund is currently evaluating the impact that the adoption of these pronouncements will have on its financial statements.

2.  Oil and Gas Properties

On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P.  for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.  The Fund had a 25% working interest in the Raven Project and received $11.0 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.6 million, thereby resulting in a gain to the Fund of $10.4 million, which was recognized during the year ended December 31, 2014.  There was no such amount recorded during the year ended December 31, 2015.

3.   Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the years ended December 31, 2015 and 2014 were $0.4 million and $0.6 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions from operations paid to the Manager for the years ended December 31, 2015 and 2014 were $13 thousand and $0.6 million, respectively.  In addition, the Manager is entitled to receive a 1% interest in cash distributions from dispositions.  Distributions from the sale of the Raven project paid to the Manager during the year ended December 31, 2014 were $0.1 million. There were no such distributions during the year ended December 31, 2015.

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

4.  Credit Agreement – Beta Project Financing

In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as Administrative Agent and Lender (and any other banks or financial institutions that may in the future become a party thereto, collectively “Lenders”) that provides for an aggregate loan commitment to the Fund of approximately $8.3 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Except in cases of fraud and breach of certain representations, the Loan is non-recourse to the Fund’s other assets and secured solely by the Fund’s interests in the Beta Project. Certain other funds managed by Ridgewood (“Ridgewood Funds”, and when used with the Fund the “Ridgewood Participating Funds”) have also executed the Credit Agreement. Pursuant to the Credit Agreement, each Ridgewood Participating Fund has a separate loan commitment from the Lenders and amounts borrowed are not joint and several obligations. Each of the Ridgewood Participating Funds’ borrowings is secured solely by its separate interest in the Beta Project. Therefore, the Fund is liable for the repayment of its Loan and is not liable to the Lenders to repay any loan made to any other Ridgewood Fund. The Manager serves as the manager for each Ridgewood Participating Fund.

The Fund anticipates it will borrow approximately $8.3 million over the development period of the Beta Project. The Loan bears interest at 8% compounded annually and accrues only on Loan proceeds as they are drawn. Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected in third quarter 2016.  At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.  As of December 31, 2015 and 2014, the Fund had borrowings of $2.9 million and $1.8 million, respectively, under the Credit Agreement.  As of December 31, 2015 and 2014, interest costs of $0.3 million and $48 thousand, respectively, were capitalized and included on the balance sheet within “Oil and gas properties”.  Such amounts are accrued on the balance sheet within “Accrued expenses” and “Other liabilities” at December 31, 2015 and “Other liabilities” at December 31, 2014.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders.  The Credit Agreement contains customary covenants, for which the Fund believes it was in compliance at December 31, 2015 and 2014.

5.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of December 31, 2015, the Fund had one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently anticipates such development will include a four-well development with related platform and pipeline infrastructure.

As of December 31, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $7.6 million (which include asset retirement obligations for the Fund’s projects of $2.7 million and projected interest costs of $0.1 million for the Beta Project), of which $4.0 million is expected to be spent during the year ending December 31, 2016. These expected capital commitments exceed available working capital and salvage fund by $4.7 million at December 31, 2015.  The Fund has entered into the Credit Agreement to provide capital for funding of the Beta Project.  See Note 4. “Credit Agreement – Beta Project Financing” for additional information.

Based upon its current cash position, its current reserve estimates and its current development plan of the Beta Project, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s capital requirements, the Manager will take action, which may include adjusting its management fee temporarily to accommodate the Fund’s short-term capital requirements.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At December 31, 2015 and 2014, there were no known environmental contingencies that required the Fund to record a liability.

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

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2015	2014
	(in thousands)
Proved properties	$15,754	$14,697
Total oil and gas properties (a)	15,754	14,697
Accumulated depletion and amortization	(2,958)	(6,318)
Oil and gas properties, net	$12,796	$8,379

(a)
Capitalized costs relating to oil and gas producing activities as of December 31, 2014 includes a reclassification that was made to conform to the current year presentation.  See Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” under the heading “Oil and Gas Properties” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information on the reclassification.

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2015	2014
	(in thousands)
Exploration costs	$4	$(3)
Development costs	4,983	4,021
	$4,987	$4,018

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2015 and 2014.  These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules.  Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2015			December 31, 2014
	United States
	Oil (BBLS)	NGL (BBLS)	Gas (MCF)	Oil (BBLS)	NGL (BBLS)	Gas (MCF)

Proved developed and undeveloped reserves:
Beginning of year	306,783	11,395	371,865	355,412	171,648	6,378,017
Sales of minerals in place (a)	-	-	-	(40,214)	(153,769)	(5,873,539)
Revisions of previous estimates (b)	(6,217)	(6,212)	(40,625)	16,383	2,140	(19,471)
Production	(8,655)	(1,219)	(20,019)	(24,798)	(8,624)	(113,142)
End of year	291,911	3,964	311,221	306,783	11,395	371,865

Proved developed reserves:
Beginning of year	27,798	11,395	162,625	46,097	41,475	1,182,852
End of year	14,355	3,964	103,054	27,798	11,395	162,625

Proved undeveloped reserves:
Beginning of year	278,985	-	209,240	309,315	130,173	5,195,165
End of year (c)	277,556	-	208,167	278,985	-	209,240

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

(b)
Revisions of previous estimates during the year ended December 31, 2015 were attributable to the Carrera Project and to well performance.  During January 2015, the Carrera Project was shut-in due to ongoing mechanical issues related to a blockage in the flowline.  Upon evaluation, it was determined that estimated costs to bring the well back on production were not economic relative to the remaining reserves.  As a result, approximately 15 thousand barrels of oil, 1 thousand barrels of NGL’s, and 18 thousand mcf's of gas, related to the Carrera Project, which are included in the above table as of December 31, 2014, were not recovered. Revisions of previous estimates during the year ended December 31, 2014 were attributable to well performance.

(c)	At December 31, 2014, the decreases in proved undeveloped reserves were principally due to the sale of the Raven Project.

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

	December 31,
	2015	2014
	(in thousands)
Future cash inflows	$14,095	$29,128
Future production costs	(2,086)	(2,566)
Future development costs	(7,029)	(8,854)
Future net cash flows	4,980	17,708
10% annual discount for estimated timing of cash flows	(1,605)	(5,381)
Standardized measure of discounted future estimated net cash flows	$3,375	$12,327

Table V - Changes in the Standardized Measure for Discounted Future Net Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2015	2014
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$(9,551)	$(2,638)
Sales and transfers of oil and gas produced during the period (a)	(183)	(2,421)
Net change due to purchases and sales of minerals in place (b)	-	(12,530)
Changes in estimated future development costs	1,825	4,227
Net change due to revisions in quantities estimates	(449)	743
Accretion of discount	1,233	2,407
Other (a)	(1,827)	(1,530)
Aggregate change in the standardized measure of discounted future net cash flows for the year	$(8,952)	$(11,742)

(a)
Changes in the standardized measure for discounted cash flows for the year ended December 31, 2014 includes an insurance expense reclassification that was made to conform to the current year presentation.  See Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” under the heading and “Oil and Gas Properties” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information on the reclassification.

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