Form 10-K
period 2017-12-31
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2018-03-09
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

There is no market for the shares of LLC Membership Interest in the Fund.  As of March 9, 2018 there were 207.7026 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY A-1 FUND, LLC
 2017 ANNUAL REPORT ON FORM 10-K

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

Manager

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) was founded in 1982. The Manager has direct and exclusive control over the management of the Fund’s operations.   The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations, the preparation, review and dissemination of tax and other financial information and the management of the Fund’s investments in projects. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages contractual relations with unaffiliated custodians, depositories, accountants, attorneys, corporate fiduciaries, insurers, banks and others as required. Historically, when the Fund sought project investments, the Manager located potential projects, conducted due diligence, and negotiated the investment transactions with respect to those projects.  Additional information regarding the Manager is available through its website at www.ridgewoodenergy.com.  No information on such website shall be deemed to be included or incorporated by reference into this Annual Report.

As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  The Manager is entitled to receive the management fee from the Fund regardless of the Fund’s profitability in that year.  Management fees during the years ended December 31, 2017 and 2016 were $0.4 million and $0.3 million, respectively.  Additionally, the Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  The Fund did not pay distributions during the years ended December 31, 2017 and 2016.

In addition to the management fee, the Fund is required to pay all other expenses it may incur, including insurance premiums, expenses of preparing periodic reports for shareholders and the Securities Exchange Commission (“SEC”),  taxes, third-party legal, accounting and consulting fees, litigation expenses and other expenses.

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of oil and natural gas projects.  The frequency and amount of such distributions are within the Manager’s discretion, subject to available cash flow from operations.  The Fund, along with other exploration and production companies, has invested in the drilling and development of both shallow and deepwater oil and natural gas projects in the U.S. offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s ownership in its projects is recorded with the Bureau of Ocean Energy Management, an agency of the United States Department of Interior (“BOEM”), as a working interest, which is an undivided fractional interest in a lease block that provides the owner with the right to drill, produce and conduct operating activities and share in any resulting oil and natural gas production.

The Fund’s capital has been fully invested in projects.  As a result, the Fund will not invest in any new projects and will limit its investment activities, if any, to those projects in which it currently has a working interest, as discussed below under the heading “Properties” in this Item 1. “Business” of this Annual Report.

Investment Committee
Ridgewood Energy maintains an investment committee consisting of five employees of the Manager (the “Investment Committee”).  The members of the Investment Committee provide operational, financial, scientific and technical oil and gas expertise to the Fund.  Two members of the Investment Committee are based out of the Manager’s Montvale, New Jersey office and three members are based out of the Manager’s Houston, Texas office.  The Investment Committee’s current activities with respect to the Fund are principally related to the development and operation of properties in which it already has a working interest.

Participation and Joint Operating Agreements
On behalf of the Fund, and with respect to the Fund’s projects, the Manager negotiated participation and joint operating agreements with the operators of each project.  Under each joint operating agreement, proposals and decisions with respect to a project and related activities are generally made based on percentage ownership approvals and, although an operator’s percentage ownership may constitute a majority ownership, operators generally seek consensus relating to project decisions.

Project Information

The Fund’s existing projects are located in the waters of the Gulf of Mexico on the Outer Continental Shelf (“OCS”). The Outer Continental Shelf Lands Act (“OCSLA”), which was enacted in 1953, governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS.  See further discussion under the heading “Regulation” in this Item 1. “Business” of this Annual Report.

Leases in the OCS are generally issued for a primary lease term of 5, 7 or 10 years, depending on the water depth of the lease block. Once a lessee drills a well and begins production, the lease term is extended for the duration of commercial production.

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

Royalty Payments
Generally, and depending on the lease, working interest owners of an offshore oil and natural gas lease under the OCSLA pay a royalty of 12.5%, 16.67% or 18.75% to the U.S. Government through the Office of Natural Resources Revenue (“ONRR”).  Other than the ONRR royalties, the Fund does not have material royalty burdens with the exception of the overriding royalty interests (“ORRI”) payable to the lender under and as required by the Fund’s credit agreement applicable to the Beta Project. See Note 3 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the credit agreement.

Deep Gas Royalty Relief
On January 26, 2004, the BOEM promulgated a rule providing incentives for companies to increase deep natural gas production in the Gulf of Mexico (the “Royalty Relief Rule”). The Fund does not currently have any projects that are eligible for royalty relief under the Royalty Relief Rule.  The Royalty Relief Rule does not extend to deep waters of the Gulf of Mexico off the OCS nor does it apply if the price of natural gas exceeds $11.80 (estimated) per Million British Thermal Units (“mmbtu”), adjusted annually for inflation.

Deepwater Royalty Relief
In addition to the Royalty Relief Rule, the Deep Water Royalty Relief Act of 1995 (the “Deepwater Royalty Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production.  The Deepwater Royalty Relief Act expired in the year 2000 but was extended for qualified leases by the BOEM to promote continued interest in deepwater.  The Fund currently has two projects, the Beta and Liberty projects, which are eligible for royalty relief under the Deepwater Royalty Relief Act.  The Deepwater Royalty Relief Act does not apply to oil if the prices of oil exceed certain thresholds (currently estimated to be between $37.93 per barrel and $49.25 per barrel), adjusted annually for inflation.  The Deepwater Royalty Relief Act does not apply to natural gas if the prices of natural gas exceed certain thresholds (currently estimated to be between $4.74 per mmbtu and $8.21 per mmbtu) adjusted annually for inflation.

Properties

Productive Wells
The following table sets forth the number of productive oil and natural gas wells in which the Fund owned an interest as of December 31, 2017.  Productive wells are producing wells and wells mechanically capable of production.  Gross wells are the total number of wells in which the Fund owns a working interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells, each of which produces both oil and natural gas, are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	5	0.10

Acreage Data
The following table sets forth the Fund’s interests in developed and undeveloped oil and natural gas acreage as of December 31, 2017.  Gross acres are the total number of acres in which the Fund owns a working interest.  Net acres are the sum of the fractional working interests owned in gross acres.  Ownership interests generally take the form of working interests in oil and natural gas leases that have varying terms.  All of the Fund’s oil and natural gas acreage is located in the offshore waters of the Gulf of Mexico.

Developed Acres		Undeveloped Acres
Gross	Net	Gross	Net
23,033	460	6,124	122

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Liquidity Needs” for information regarding the funding of the Fund’s capital commitments.

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2017	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.0%	$17,312	$19,458
The Beta Project is expected to include the development of five wells.  Wells #1 and #2 commenced production during third quarter 2016 and fourth quarter 2016, respectively.  Wells #3  and #4 commenced production during second  quarter 2017 and  third quarter 2017, respectively. Well #5 began drilling in third quarter 2017 and is expected to commence production in first quarter 2018. The Fund expects to spend $1.2 million for additional development costs and $0.9 million for asset retirement obligations.

Liberty Project	2.0%	$3,004	$3,268
The Liberty Project, a single-well project, commenced production in 2010.  After being shut-in during early-2016 due to third-party facilities' repair and maintenance activities, the well resumed production in early-May 2016.  The well was shut-in again in late-June 2017 due to gas dehydration unit work, resuming production in late-September 2017. The operator is currently flowing the well's current zone together with the behind-pipe zone at no cost to the Fund.  The Fund expects to spend $0.3 million for asset retirement obligations.

Marketing/Customers

The Manager, on behalf of the Fund, markets the Fund’s oil and natural gas to third parties consistent with industry practice.  Beta Sales and Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, acts as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project. During 2016, the Fund entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from the Fund all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third party purchasers. The number of customers purchasing the Fund’s oil and natural gas may vary from time to time.  Currently, and during 2017, the Fund had three major customers in the public market.  Because a ready market exists for oil and natural gas, the Fund does not believe that the loss of any individual customer would have a material adverse effect on its financial position or results of operations.  The Fund’s current producing projects are near existing transportation infrastructure and pipelines.

The Fund’s oil and natural gas generally is sold to its customers at prevailing market prices, which fluctuate with demand as a result of related industry variables.   The markets for, and prices of, oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence; therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Commodity Price Changes”, “Results of Operations – Overview” and “Results of Operations – Oil and Gas Revenue” for information regarding the impact of prices on the Fund’s oil and gas revenue.  In the past, the Fund has entered, and in the future, may enter into transactions or derivative contracts that fix the future prices or establish a price floor for portions of its oil or natural gas production.

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

However, notwithstanding the ability of the Fund’s projects to produce year-round, the Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather.  Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any significant damage, shut-ins, or production stoppages due to hurricane activity in 2017.

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

Because the Fund does not operate any of the projects in which it has acquired a working interest, shareholders have to rely on the Manager to continue to manage the projects prudently, efficiently and fairly.

Insurance

The Manager has obtained what it believes to be adequate insurance for the funds that it manages to cover the risks associated with the funds’ passive investments, including those of the Fund.  Although the Fund is not an operator, the Manager has, nonetheless, obtained hazard, property, general liability and other insurance in commercially reasonable amounts to cover its projects, as well as general liability, directors’ and officers’ liability and similar coverage for its business operations. However, there is no assurance that such insurance will be adequate to protect the Fund from material losses related to its projects.  In addition, the Manager’s practice is to obtain insurance as a package that is intended to cover most, if not all, of the funds under its management.  The Manager re-evaluates its insurance coverage on an annual basis.  While the Manager believes it has obtained adequate insurance in accordance with customary industry practices, the possibility exists, depending on the extent of the insurable incident, that insurance coverage may not be sufficient to cover all losses.  In addition, depending on the extent, nature and payment of any claims during a particular policy period to the Fund or its affiliates, yearly insurance coverage may be exhausted and become insufficient to cover a claim by the Fund in a given year.

Salvage Fund

The Fund deposits cash in a separate interest-bearing account, or salvage fund, to provide for its proportionate share of the cost of dismantling and removal of production platforms and facilities and plugging and abandoning the wells at the end of their useful lives in accordance with applicable federal and state laws and regulations.  As of December 31, 2017, the Fund has $1.5 million invested in a salvage fund. On a monthly basis, the Fund expects to contribute to the salvage fund a portion of the operating income from the Beta Project, to fund its asset retirement obligations. Such contributions to the salvage fund will reduce the amount of cash distributions that could otherwise be made to investors by the Fund.   Any portion of the salvage fund that remains after the Fund has paid for all of its asset retirement obligations will be distributed to the shareholders and the Manager. There are no restrictions on withdrawals from the salvage fund.

Competition

Competition exists in the acquisition of oil and natural gas leases and in all sectors of the oil and natural gas exploration and production industry. The Fund, through the Manager, has competed with other companies for the acquisition of leases, as well as percentage ownership interests in oil and natural gas working interests in the secondary market.  The Fund does not anticipate the acquisition of any additional ownership interests in oil and natural gas working interests as its capital has been fully allocated to current and past projects.

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

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM. Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”) pursuant to regulations promulgated under the OCSLA. The OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS.  Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. BSEE regulates the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems, and mandatory third-party compliance audits, among other requirements. BSEE adopted strict requirements for subsea drilling production equipment and had proposed new requirements to implement equipment reliability improvements, building upon enhanced industry standards for blowout preventers and blowout prevention technologies, and reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment.  In April 2016, BSEE adopted a final rule establishing updated standards for blowout prevention systems and other well controls pertaining to offshore activities (the “Well Control Rule”). The Well Control Rule became effective July 28, 2016, however compliance with certain provisions is deferred until 2018 or thereafter as specified. The Well Control Rule imposes new requirements relating to, among, other things, well design, well control, casing, cementing, real-time well monitoring and subsea containment.  The Well Control Rule applies directly to operators as opposed to non-operators. BSEE has also published a policy statement on safety culture with nine characteristics of a robust safety culture. In April 2017, the “Presidential Order Implementing an America-First Offshore Energy Strategy” was issued, which, among other things, directed the BSEE to review the Well Control Rule. Given the fact that compliance with the Well Control Rule is the responsibility of the operators and the exploration and development of each well is different, the future costs associated with compliance that will be incurred by non-operators, such as the Fund, cannot be determined or estimated. Violations of environmentally related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities, delay or restriction of activities can result from either governmental or citizen prosecution.

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

Sales and Transportation of Oil and Natural Gas

The Fund, directly or indirectly through affiliated entities, sells its proportionate share of oil and natural gas to the market and receives market prices from such sales. These sales are not currently subject to regulation by any federal or state agency. However, in order for the Fund to make such sales, it is dependent upon unaffiliated pipeline companies whose rates, terms and conditions of transport are subject to regulation by the Federal Energy Regulatory Commission.  Generally, depending on certain factors, pipelines can charge rates that are either market-based or cost-of-service-based. In some circumstances, rates can be agreed upon pursuant to settlement. Thus, the rates that pipelines charge the Fund, although regulated, are beyond the Fund’s control. Nevertheless, such rates would apply uniformly to all transporters on that pipeline and, as a result, management does not anticipate that the impact to the Fund of any changes in such rates, terms or conditions would be materially different than the impact to other oil or natural gas producers and marketers.

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

Some of the environmental laws that apply to oil and natural gas exploration and production are described below:

Oil Pollution Act.  The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”) and was enacted in response to the numerous tanker spills, including the Exxon Valdez spill, that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to, and increases penalties for, such spills.  OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. The OPA, and regulations promulgated thereunder, establishes a liability limit for onshore facilities and deepwater ports of $633.85 million, while the liability limit for a responsible party for offshore facilities, including any offshore pipeline, is equal to all removal costs plus up to $133.65 million in other damages for each incident. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.  Regulations under the OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. A failure to comply with the OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. The Fund is not aware of any action or event that would subject us to liability under the OPA. Compliance with the OPA’s financial assurance and other operating requirements has not had, and the Fund believes will not in the future have, a material impact on the Fund’s operations or financial condition.

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

On February 3, 2017, the “Presidential Executive Order on Core Principles for Regulating the United States Financial System” (the “Order”) was issued to review the Dodd-Frank Act.  A series of reports were issued by the U.S. Department of the Treasury in 2017 pursuant to the Order generally recommending the harmonization, balancing and streamlining of rules and regulations relating to, among other things, the over-the-counter derivative market. The Fund cannot predict at this time what regulations or portions of the law, if any, will be changed as a result of the Order.

Currently, under the LLC Agreement, the Fund has the authority to utilize derivative instruments to manage the price risk attributable to its oil and gas production.  The Dodd-Frank Act mandates that many derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Derivatives will be subject to minimum daily margin requirements set by the relevant clearinghouse and, potentially, by the SEC or the U.S. Commodity Futures Trading Commission (“CFTC”), and derivatives dealers may demand the unilateral ability to increase margin requirements beyond any regulatory or clearinghouse minimums.  In addition, as required by the Dodd-Frank Act, the CFTC has set “speculative position limits” (which are limits imposed on the maximum net long or net short speculative positions that a person may hold or control with respect to futures or options contracts traded on the U.S. commodities exchange) with respect to most energy contracts.  These requirements under the Dodd-Frank Act could significantly increase the cost of any derivatives transactions of the Fund (including through requirements to post collateral, which could adversely affect the Fund’s liquidity), materially alter the terms of derivatives transactions and make it more difficult for the Fund to enter into customized transactions, cause the Fund to liquidate certain positions it may hold, reduce the ability of the Fund to protect against price volatility and other risks by making certain hedging strategies impossible or so costly that they are not economical to implement, and increase the Fund’s exposure to less creditworthy counterparties.  If as a result of the legislation and regulations, the Fund alters any hedging program that may be in effect from time to time, the Fund’s operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Fund’s performance.  The Fund is not currently, and has not been during 2017, or at any time since 2012, a party to any derivative instruments or hedging programs.

The Dodd-Frank Act also required the SEC to issue rules requiring resource extraction issuers to disclose annually information relating to certain payments made by the issuer to the U.S. federal government or a foreign government for the purpose of the commercial development of oil, natural gas or minerals.  Rules issued by the SEC in 2012 were subsequently vacated in federal court in 2013. On June 27, 2016, the SEC adopted amended resource extraction disclosure rules pursuant to Section 1504 of the Dodd-Frank Act. However, on February 14, 2017, a bill was passed by the United States Congress eliminating the SEC resource extraction disclosure rules. The SEC had one year to issue replacement rules to implement Section 1504 of the Dodd-Frank Act. The Fund cannot predict whether the SEC will issue replacement rules or, if it does, whether such rules will remain in effect.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity
The following table sets forth the Fund’s drilling activity during the years ended December 31, 2017 and 2016.  Gross wells are the total number of wells in which the Fund has an interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells, which produce both oil and natural gas, are located in the offshore waters of the Gulf of Mexico.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information about the well in-progress as of December 31, 2017.

	2017		2016
	Gross	Net	Gross	Net
Exploratory wells:
Productive	-	-	1	0.02
In-progress	-	-	-	-
Exploratory well total	-	-	1	0.02

Development wells:
Productive	2	0.04	1	0.02
In-progress	1	0.02	1	0.02
Development well total	3	0.06	2	0.04

Unaudited Oil and Gas Reserve Quantities
The preparation of the Fund’s oil and gas reserve estimates are completed in accordance with the Fund’s internal control procedures over reserve estimation.  Such control procedures include: 1) verification of input data that is provided to an independent petroleum engineering firm; 2) engagement of well-qualified and independent reservoir engineers for preparation of reserve reports annually in accordance with SEC reserve estimation guidelines; and 3) a review of the reserve estimates by the Manager.

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

The Fund’s reserve estimates as of December 31, 2017 and 2016 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

Proved Reserves.  Proved oil and gas reserves are estimated quantities of oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are proved reserves expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are proved reserves expected to be recovered through new wells on undrilled acreage, or through existing wells where a relatively major expenditure is required for recompletion. The information regarding the Fund’s proved reserves, which is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Critical Accounting Estimates – Proved Reserves”, is incorporated herein by reference.  The information regarding the Fund’s unaudited net quantities of proved developed and undeveloped reserves, which is contained in Table III in the “Supplementary Financial Information – Information about Oil and Gas Producing Activities – Unaudited” included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report, is incorporated herein by reference.

Proved Undeveloped Reserves.  As of December 31, 2017, the Fund had proved undeveloped reserves related to the Beta Project totaling 0.1 million barrels of oil, 5 thousand barrels of natural gas liquid (“NGL”) and 30 thousand mcf of natural gas.  As of December 31, 2016, the Fund had proved undeveloped reserves related to the Beta Project totaling 18 thousand barrels of oil and 10 thousand mcf of natural gas.  The Beta Project was determined to be a discovery in 2012 and commenced production in third quarter 2016.

During the year ended December 31, 2017, the Fund incurred costs to advance the development of its proved undeveloped reserves of approximately $2.5 million, related to the Beta Project.  Information regarding estimated future development costs relating to the Beta Project, which is contained in Item 1. “Business” of this Annual Report under the heading “Properties”, is incorporated herein by reference. Estimated future development costs include capital spending on major development projects, some of which will take several years to complete. Proved undeveloped reserves related to major development projects will be reclassified to proved developed reserves when production commences.

Production and Prices
The information regarding the Fund’s production of oil and natural gas, and certain price and cost information during the years ended December 31, 2017 and 2016 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments
As of December 31, 2017, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of January 31, 2018, there were 638 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement.  At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders.  Due to the significant capital required to develop the Beta Project, distributions have been impacted, and may be impacted in the future by amounts reserved to provide for its ongoing development costs, debt service costs and funding its estimated asset retirement obligations. There is no requirement to distribute available cash and, as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. The Fund did not pay distributions during the years ended December 31, 2017 and 2016.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Fund’s Business
The Fund was organized primarily to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of oil and natural gas projects.  Distributions to shareholders are made in accordance with the Fund’s LLC Agreement. The frequency and amount of such distributions are within the Manager’s discretion, subject to available cash flow from operations. The Fund’s remaining capital has been fully allocated to its projects. As a result, the Fund will not invest in any new projects.

The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all development and producing operations, as appropriate.  See Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties” for more information regarding the projects of the Fund.

Commodity Price Changes
Changes in commodity prices may significantly affect liquidity and expected operating results.  Declines in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. Despite operating in a volatile commodity price environment, the Fund continued to advance the development of the Beta Project, which commenced production during the second half of 2016. The Fund has suspended distributions and continues to conserve cash to provide for the continued development of the Beta Project. See “Results of Operations” under this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the average oil and natural gas prices received by the Fund during the years ended December 31, 2017 and 2016.  If oil and natural gas prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

Critical Accounting Estimates
The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows.  See Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for a discussion of the Fund’s significant accounting policies.  The following is a discussion of the accounting policies and estimates the Fund believes are most significant.

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

Proved Reserves
Estimates of proved reserves are key components of the Fund’s most significant financial estimates involving its rate for recording depletion and amortization. Annually, the Fund engages an independent petroleum engineering firm to perform a comprehensive study of the Fund’s proved properties to determine the quantities of reserves and the period over which such reserves will be recoverable.  The Fund’s estimates of proved reserves are based on the quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.  However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Fund’s control.  The estimation process is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment.  In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves and future net revenues to change.

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

Results of Operations

The following table summarizes the Fund’s results of operations during the years ended December 31, 2017 and 2016, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2017	2016
	(in thousands)
Revenue
Oil and gas revenue	$3,865	$944
Expenses
Depletion and amortization	3,445	846
Management fees to affiliate	374	349
Operating expenses	642	296
General and administrative expenses	168	152
Total expenses	4,629	1,643
Loss from operations	(764)	(699)
Interest expense, net	(744)	(243)
Net loss	(1,508)	(942)
Other comprehensive loss
Unrealized loss on marketable securities	(1)	-
Total comprehensive loss	$(1,509)	$(942)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2017 and 2016.  NGL sales are included within gas sales.

	Year ended December 31,
	2017	2016
Number of wells producing	5	3
Total number of production days	1,261	378
Oil sales (in thousands of barrels)	76	20
Average oil price per barrel	$46	$40
Gas sales (in thousands of mcfs)	104	29
Average gas price per mcf	$3.35	$2.51

The increases in the above table were primarily related to the commencement of production of the Beta Project.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue.   Generally, the Fund sells oil, gas and NGLs under two types of agreements, which are common in the oil and gas industry. In the first type of agreement, or a netback agreement, the Fund receives a price, net of transportation expense incurred by the purchaser, and the Fund records revenue at the net price received. In the second type of agreement, the Fund pays transportation expense directly, and transportation expense is included within operating expenses in the statements of operations.

Oil and gas revenue during the year ended December 31, 2017 was $3.9 million, an increase of $2.9 million from the year ended December 31, 2016. The increase was attributable to increased sales volume totaling $2.5 million coupled with increased oil and gas prices totaling $0.4 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the year ended December 31, 2017 was $3.4 million, an increase of $2.6 million from the year ended December 31, 2016.  The increase was attributable to an increase in production volumes totaling $2.4 million coupled with an increase in the average depletion rate totaling $0.4 million partially, offset by an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.1 million. The increase in the average depletion rate was primarily attributable to the onset of production of the Beta Project.  Depletion and amortization rates were also impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

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

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2017	2016
	(in thousands)
Lease operating expense	$411	$118
Insurance expense	125	105
Transportation and processing expense	36	2
Accretion expense	30	50
Workover expense and other	40	21
	$642	$296

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

The average production cost, which includes lease operating expense, transportation and processing expense and insurance expense, was $6.12 per barrel of oil equivalent (“BOE”) during the year ended December 31, 2017, compared to $9.14 per BOE during the year ended December 31, 2016. The decrease was primarily attributable to the Beta Project, which had lower cost per BOE in 2017.  The Beta Project, which commenced production in third quarter 2016, has lower cost per BOE as compared to the Liberty Project due to the processing of production through its standalone facility. The production costs per BOE may decline over time as throughput increases from the project or other projects expected to tie-in to the facility.

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the year ended December 31, 2017 were $1.8 million, primarily related to revenue received of $3.7 million, partially offset by operating expenses of $1.3 million, management fees of $0.4 million, general and administrative expenses of $0.2 million and the settlement of an asset retirement obligation of $0.1 million.

Cash flows used in operating activities during the year ended December 31, 2016 were $0.4 million, primarily related to management fees of $0.3 million, operating expenses of $0.3 million, the settlement of an asset retirement obligation of $0.2 million and general and administrative expenses of $0.1 million, partially offset by revenue received of $0.6 million.

Investing Cash Flows
Cash flows used in investing activities during the year ended December 31, 2017 were $2.7 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities during the year ended December 31, 2016 were $1.9 million, related to capital expenditures for oil and gas properties of $2.2 million, offset by proceeds from salvage fund of $0.2 million.

Financing Cash Flows
Cash flows used in financing activities during the year ended December 31, 2017 were $0.1 million, related to the repayment of long-term borrowings.

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

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering, and in certain circumstances, through debt financing.  The Fund’s remaining capital has been fully allocated to its projects. As a result, the Fund will not invest in any new projects and will limit its investment activities, if any, to those projects in which it currently has a working interest.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, capital expenditures for its oil and gas properties and borrowing repayments.  Such needs are funded utilizing operating income and existing cash on-hand.

As of December 31, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $3.3 million (which include asset retirement obligations for the Fund’s projects of $2.1 million), of which $1.8 million is expected to be spent during the year ending December 31, 2018, related to the settlement of asset retirement obligations for certain of the Fund’s projects and the continued development of the Beta Project.  As a result of continued development of the Beta Project, the Fund has experienced negative cash flows for the year ended December 31, 2017.  Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will temporarily waive all or a portion of the management fee as well as provide short-term financing to accommodate the Fund’s short-term commitments if needed.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. However, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. Due to the significant capital required to develop the Beta Project, distributions have been impacted, and may be impacted in the future, by amounts reserved to provide for its ongoing development costs, debt service costs and funding its estimated asset retirement obligations.

Credit Agreement
In November 2012, the Fund entered into a credit agreement (as amended on September 30, 2016 and September 15, 2017, the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto, collectively “Lenders”), that provided for an aggregate loan commitment to the Fund of approximately $8.3 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of December 31, 2017 and 2016, the Fund had borrowings of $7.2 million and $7.3 million, respectively, under the Credit Agreement.  As of December 31, 2016, in accordance with the terms of the Credit Agreement, there were no additional borrowings available to the Fund.

The loan bears interest at 8% compounded annually. Monthly principal and interest payments are the lesser of the monthly fixed amount of approximately $0.1 million or the Debt Service Cap amount, as defined in the Credit Agreement, until the loan is repaid in full, in no event later than December 31, 2020. The Fund expects operating income from the Beta Project to be sufficient to cover the principal and interest payments required under the Credit Agreement. The loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders.  The Fund’s share of the Lenders’ aggregate ORRI is directly proportionate to its level of borrowing as a percentage of total borrowings of all the other participating funds managed by the Manager. Such ORRI will not become payable to the Lenders until after the Loan is repaid in full.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of December 31, 2017 and 2016.

See Note 3 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of December 31, 2017 and 2016 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of December 31, 2017 and 2016, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

Disclosure Controls and Procedures
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2017.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting
Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d – 15(f)).  The Fund’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework (2013). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2017, the Fund’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager.  The Manager has very broad authority, including the authority to appoint the executive officers of the Fund.  Executive officers of the Fund and their ages as of December 31, 2017 are as follows:

Name, Age and Position with Registrant

Robert E. Swanson, 70 Chief Executive Officer

Kenneth W. Lang, 63 President and Chief Operating Officer

Kathleen P. McSherry, 52 Executive Vice President and Chief Financial Officer

Robert L. Gold, 59 Executive Vice President

Daniel V. Gulino, 57 Senior Vice President, General Counsel and Secretary

The officers in the above table have been officers of the Fund since February 3, 2009, the date of inception of the Fund, with the exception of Mr. Lang, who has been an officer of the Fund since June 2009.  The officers are employed by and paid exclusively by the Manager.  Set forth below is certain biographical information regarding the executive officers of Ridgewood Energy and the Fund:

Robert E. Swanson has served as the Chairman, Chief Executive Officer, and controlling shareholder of Ridgewood Energy since its inception and is the Chairman of the Investment Committee.  Mr. Swanson is also the Chairman of Ridgewood Capital Management, LLC, Ridgewood Private Equity Partners, LLC, Ridgewood Infrastructure, LLC and Ridgewood Securities Corporation, affiliates of Ridgewood Energy.  Mr. Swanson is an inactive member of the New York and New Jersey State Bars. He is a graduate of Amherst College and Fordham University Law School.

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

Daniel V. Gulino is Senior Vice President - Legal Affairs and Secretary for Ridgewood Energy and has served in that capacity for Ridgewood Energy since 2003. Mr. Gulino also serves as Senior Vice President of Legal Affairs of Ridgewood Capital Management, LLC, Ridgewood Private Equity Partners, LLC and Ridgewood Infrastructure, LLC and Senior Vice President & General Counsel of Ridgewood Securities Corporation.  Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars.  Mr. Gulino is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

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

Code of Ethics
The Manager has adopted a code of ethics for all employees, including the Manager’s principal executive officer and principal financial and accounting officer. If any amendments are made to the code of ethics or the Manager grants any waiver, including any implicit waiver, from a provision of the code that applies to the Manager’s executive officers or principal financial and accounting officer, the Fund will disclose the nature of such amendment or waiver on the Manager’s website.  Copies of the code of ethics are available, without charge, on the Manager’s website at www.ridgewoodenergy.com and in print upon written request to the business address of the Manager at 14 Philips Parkway, Montvale, New Jersey 07645, ATTN:  General Counsel.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2017, all filing requirements applicable to its officers, directors and 10% beneficial owners were met on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 207.7026 shares outstanding as of January 31, 2018.  No officer of the Manager or the Fund owns any of the Shares and no person owns more than 5% of the Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the LLC Agreement, the Manager renders management, advisory and administrative services to the Fund.  For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees during the years ended December 31, 2017 and 2016 were $0.4 million and $0.3 million, respectively.

The Manager is also entitled to receive a 15% interest in cash distributions from operations made by the Fund. The Fund did not pay distributions during the years ended December 31, 2017 and 2016.

Beta S&T, a wholly-owned subsidiary of the Manager, acts as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project. During 2016, the Fund entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from the Fund of all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third party purchasers. Pursuant to the master agreement, Beta S&T is a pass-through entity such that it receives no benefit or compensation for the services provided under the master agreement or under any other agreements it enters into with regards to the oil and natural gas purchased from the Fund. The Fund and other funds managed by the Manager have agreed to indemnify, defend and hold harmless Beta S&T from and against all claims, liabilities, losses, causes of action, costs and expenses asserted against it as a result of or arising from any act or omission, breach and claims for losses or damages arising out of its dealing with third parties with respect to the transportation, processing or sale of oil and natural gas from the Beta Project. The revenues and expenses from the sale of oil and natural gas to third party purchasers are recorded as oil and gas revenue and operating expenses in the Fund’s statements of operations, and are allocable to the Fund based on the Fund’s working interest ownership in the Beta Project.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain projects to develop oil and gas projects, which are also owned by other entities that are likewise managed by the Manager.

Profits and losses are allocated in accordance with the LLC Agreement. In general, profits and losses in any year are allocated 85% to shareholders and 15% to the Manager. The primary exception to this treatment is that all items of expense, loss, deduction and credit attributable to the expenditure of shareholders’ capital contributions are allocated 99% to shareholders and 1% to the Manager.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP during the years ended December 31, 2017 and 2016.

	Year ended December 31,
	2017	2016
	(in thousands)
Audit fees (1)	$89	$88

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

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

10.2
First Amendment to Credit Agreement dated September 30, 2016 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto

Incorporated by reference to the Fund’s Form 10-K filed on March 2, 2017

10.3
Second Amendment to Credit Agreement and Reaffirmation of Waiver dated September 15, 2017 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto
Incorporated by reference to the Fund's Form 10-Q filed on November 7, 2017

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

RIDGEWOOD ENERGY A-1 FUND, LLC

Date: March 9, 2018	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	Chief Executive Officer	March 9, 2018
Robert E. Swanson	(Principal Executive Officer)

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial Officer	March 9, 2018
Kathleen P. McSherry	(Principal Financial and Accounting Officer)

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	March 9, 2018
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of Ridgewood Energy A-1 Fund, LLC:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ridgewood Energy A-1 Fund, LLC (the "Fund") as of December 31, 2017 and 2016, the related statements of operations and comprehensive loss, changes in members’ capital, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on the Fund's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (Untied States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 9, 2018

We have served as the Fund's auditor since 2009.

RIDGEWOOD ENERGY A-1 FUND, LLC
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$2,423	$3,458
Salvage fund	1,191	266
Production receivable	491	324
Other current assets	52	119
Total current assets	4,157	4,167
Salvage fund	355	1,286
Oil and gas properties:
Proved properties	20,498	18,056
Less: accumulated depletion and amortization	(7,391)	(3,804)
Total oil and gas properties, net	13,107	14,252
Total assets	$17,619	$19,705

Liabilities and Members' Capital
Current liabilities:
Due to operators	$609	$462
Accrued expenses	54	566
Current portion of long-term borrowings	1,566	690
Asset retirement obligations	1,191	266
Other current liabilities	40	-
Total current liabilities	3,460	1,984
Long-term borrowings	5,639	6,453
Asset retirement obligations	210	1,409
Other liabilities	-	40
Total liabilities	9,309	9,886
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(5,058)	(5,058)
Retained earnings	5,484	5,117
Manager's total	426	59
Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(35,427)	(35,427)
Retained earnings	6,970	8,845
Shareholders' total	7,882	9,757
Accumulated other comprehensive income	2	3
Total members' capital	8,310	9,819
Total liabilities and members' capital	$17,619	$19,705

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year ended December 31,
	2017	2016
Revenue
Oil and gas revenue	$3,865	$944
Expenses
Depletion and amortization	3,445	846
Management fees to affiliate (Note 2)	374	349
Operating expenses	642	296
General and administrative expenses	168	152
Total expenses	4,629	1,643
Loss from operations	(764)	(699)
Interest expense, net	(744)	(243)
Net loss	(1,508)	(942)
Other comprehensive loss
Unrealized loss on marketable securities	(1)	-
Total comprehensive loss	$(1,509)	$(942)

Manager Interest
Net income	$367	$20

Shareholder Interest
Net loss	$(1,875)	$(962)
Net loss per share	$(9,025)	$(4,631)

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
(in thousands, except share data)

				Accumulated Other
				Comprehensive
	# of Shares	Manager	Shareholders	Income (loss)	Total
Balances, December 31, 2015	207.7026	$39	$10,719	$3	$10,761
Net income (loss)	-	20	(962)	-	(942)
Balances, December 31, 2016	207.7026	59	9,757	3	9,819
Net income (loss)	-	367	(1,875)	-	(1,508)
Other comprehensive loss	-	-	-	(1)	(1)
Balances, December 31, 2017	207.7026	$426	$7,882	$2	$8,310

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2017	2016

Cash flows from operating activities
Net loss	$(1,508)	$(942)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	3,445	846
Accretion expense	30	50
Amortization of debt discounts and deferred financing costs	122	61
Changes in assets and liabilities:
Increase in production receivable	(167)	(337)
Decrease (increase) in other current assets	67	(79)
Increase in due to operators	62	-
(Decrease) increase in accrued expenses	(200)	204
Settlement of asset retirement obligation	(82)	(208)
Net cash provided by (used in) operating activities	1,769	(405)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2,749)	(2,178)
Decrease in salvage fund	5	232
Net cash used in investing activities	(2,744)	(1,946)

Cash flows from financing activities
Long-term borrowings	-	4,365
Repayment of long-term borrowings	(60)	-
Net cash (used in) provided by financing activities	(60)	4,365

Net (decrease) increase in cash and cash equivalents	(1,035)	2,014
Cash and cash equivalents, beginning of year	3,458	1,444
Cash and cash equivalents, end of year	$2,423	$3,458

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$817	$-

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$500	$415

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of December 31, 2017, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  As of December 31, 2017, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits cash in a separate interest-bearing account, or salvage fund, to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations.  At December 31, 2017 and 2016, the Fund had investments in federal agency mortgage-backed securities as detailed in the following table, which are classified as available for sale.  Available-for-sale securities are carried in the financial statements at fair value.

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
	(in thousands)
Government National Mortgage Association security (GNMA July 2041)
December 31, 2017	$46	$2	$48
December 31, 2016	$64	$3	$67

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt.  Unamortized debt discounts and deferred financing costs are presented as a reduction of “Long-term borrowings” on the balance sheets.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.  See Note 3. “Credit Agreement – Beta Project Financing” for additional information.

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

Once a property has been determined to be fully depleted or upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

The Fund may be required to advance its share of the estimated succeeding month’s expenditures to the operator for its oil and gas properties. As the costs are incurred, the advances are reclassified to proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  Bi-annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. The following table presents changes in asset retirement obligations during the years ended December 31, 2017 and 2016.

	2017	2016
	(in thousands)
Balance, beginning of year	$1,675	$2,119
Liabilities incurred	2	2
Liabilities settled	(82)	(208)
Accretion expense	30	50
Revision of estimates	(224)	(288)
Balance, end of year	$1,401	$1,675

During the year ended December 31, 2017, the Fund recorded credits to depletion expense totaling $0.1 million, which related to an adjustment to the asset retirement obligation for a fully depleted property. As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

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

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.  The Fund files U.S. Federal and State tax returns and the 2014 through 2016 tax returns remain open for examination by tax authorities.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. In July 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the guidance.  The accounting guidance may be applied either retrospectively or through the use of a modified-retrospective method. Under the new accounting guidance, the revenue associated with the Fund’s existing contracts will be recognized in the period that control of the related commodity is transferred to the customer, which is generally consistent with its current revenue recognition model.  The Fund adopted the new accounting guidance using the modified retrospective method on January 1, 2018.  Although the Fund did not identify changes to its revenue recognition that resulted in a material cumulative adjustment to retained earnings on January 1, 2018, the adoption of the accounting guidance will result in enhanced disclosures related to revenue recognition policies, the Fund’s performance obligations and significant judgments used in applying the new revenue recognition accounting guidance.

2.   Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  In addition, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion.  Therefore, the management fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.  Management fees during the years ended December 31, 2017 and 2016 were $0.4 million and $0.3 million, respectively.

The Manager is also entitled to receive a 15% interest in cash distributions from operations made by the Fund.  The Fund did not pay distributions during the years ended December 31, 2017 and 2016.

Beta Sales and Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, acts as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project. In 2016, the Fund entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from the Fund all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third party purchasers.  Pursuant to the master agreement, Beta S&T is a pass-through entity such that it receives no benefit or compensation for the services provided under the master agreement or under any other agreements it enters into with regard to the oil and natural gas purchased from the Fund. The Fund and other funds managed by the Manager have agreed to indemnify, defend and hold harmless Beta S&T from and against all claims, liabilities, losses, causes of action, costs and expenses asserted against it as a result of or arising from any act or omission, breach and claims for losses or damages arising out of its dealing with third parties with respect to the transportation, processing or sale of oil and natural gas from the Beta Project. The revenues and expenses from the sale of oil and natural gas to third party purchasers are recorded as oil and gas revenue and operating expenses in the Fund’s statements of operations, and are allocable to the Fund based on the Fund’s working interest ownership in the Beta Project.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain projects to develop oil and gas projects, which are also owned by other entities that are likewise managed by the Manager.

 3.  Credit Agreement – Beta Project Financing

In November 2012, the Fund entered into a credit agreement (as amended on September 30, 2016 and September 15, 2017, the “Credit Agreement”) with Rahr Energy Investments LLC, as Administrative Agent and Lender (and any other banks or financial institutions that may in the future become a party thereto, collectively “Lenders”) that provided for an aggregate loan commitment to the Fund of approximately $8.3 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Certain other funds managed by the Manager (“Ridgewood Funds”, and when used with the Fund the “Ridgewood Participating Funds”) have also executed the Credit Agreement. Pursuant to the Credit Agreement, each Ridgewood Participating Fund has a separate loan commitment from the Lenders and amounts borrowed are not joint and several obligations. Each of the Ridgewood Participating Funds’ borrowings is secured solely by its separate interest in the Beta Project. Except in cases of fraud and breach of certain representations, the Loan is non-recourse to the Fund’s other assets and secured solely by the Fund’s interests in the Beta Project. Therefore, the Fund is liable for the repayment of its Loan and is not liable to the Lenders to repay any loan made to any other Ridgewood Funds. As of December 31, 2016, in accordance with the terms of the Credit Agreement, there were no additional borrowings available to the Ridgewood Participating Funds.

As of December 31, 2017 and 2016, the Fund had borrowings of $7.2 million and $7.3 million, respectively, under the Credit Agreement. The Loan bears interest at 8% compounded annually.  Principal and interest are repaid at the lesser of the monthly fixed amount of approximately $0.1 million or the Debt Service Cap amount as defined in the Credit Agreement, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty. On September 15, 2017, the Ridgewood Participating Funds entered into the second amendment to the Credit Agreement, which principally amended the definition of the net revenues, which is the basis for the calculation of the Debt Service Cap amount.

There were no unamortized debt discounts and deferred financing costs as of December 31, 2017. Unamortized debt discounts and deferred financing costs of $0.1 million as of December 31, 2016 are presented as a reduction of “Long-term borrowings” on the balance sheet.  Amortization expense during each of the years ended December 31, 2017 and 2016 of $0.1 million were expensed and included on the statements of operations within “Interest expense, net”. Amortization expense during the year ended December 31, 2016 of $0.1 million was capitalized and included on the balance sheet within “Oil and gas properties”.

As of December 31, 2017, there were no accrued interest costs outstanding.  As of December 31, 2016, accrued interest costs of $0.5 million, were included on the balance sheets within “Accrued expenses”. Interest costs incurred during the years ended December 31, 2017 and 2016 of $0.6 million and $0.2 million, respectively, were expensed and included on the statements of operations within “Interest expense, net”. Interest costs incurred during the year ended December 31, 2016 of $0.1 million were capitalized and included on the balance sheet within “Oil and gas properties”. During the years ended December 31, 2017 and 2016, the Fund made payments on the loan of $0.3 million and $0.1 million, respectively, which related to capitalized interest costs.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders.  The Fund’s share of the Lenders’ aggregate ORRI is directly proportionate to its level of borrowing as a percentage of total borrowings of all Ridgewood Participating Funds. Such ORRI will not become payable to the Lenders until after the Loan is repaid in full.  The Credit Agreement contains customary covenants, with which the Fund was in compliance as of December 31, 2017 and 2016.

4.   Commitments and Contingencies

Capital Commitments
As of December 31, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $3.3 million (which include asset retirement obligations for the Fund’s projects of $2.1 million), of which $1.8 million is expected to be spent during the year ending December 31, 2018, related to the settlement of asset retirement obligations for certain of the Fund’s projects and the continued development of the Beta Project.  As a result of continued development of the Beta Project, the Fund has experienced negative cash flows for the year ended December 31, 2017.  Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Environmental and Governmental Regulations
Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2017 and 2016, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Ridgewood Energy A-1 Fund, LLC
Supplementary Financial Information
Information about Oil and Gas Producing Activities – Unaudited

In accordance with the FASB guidance on disclosures of oil and gas producing activities, this section provides supplementary information on oil and gas exploration and producing activities of the Fund. The Fund is engaged solely in oil and gas activities, all of which are located in the United States offshore waters of the Gulf of Mexico.

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2017	2016
	(in thousands)
Proved properties	$20,498	$18,056
Accumulated depletion and amortization	(7,391)	(3,804)
Oil and gas properties, net	$13,107	$14,252

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2017	2016
	(in thousands)
Exploration costs	$15	$20
Development costs	2,269	2,266
	$2,284	$2,286

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2017 and 2016.  These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules.  Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2017				December 31, 2016
	United States
	Oil (BBLS)	NGL (BBLS)	Gas (MCF)	Total (BOE) (a)	Oil (BBLS)	NGL (BBLS)	Gas (MCF)	Total (BOE) (a)

Proved developed and undeveloped reserves:
Beginning of year	175,100	8,060	220,360	219,887	291,911	3,964	311,221	347,745
Extensions and discoveries (b)	62,061	4,769	29,717	71,783	-	-	-	-
Revisions of previous estimates (c)	100,237	15,902	(63,319)	105,585	(96,926)	5,575	(70,683)	(103,131)
Production	(75,797)	(8,130)	(54,318)	(92,980)	(19,885)	(1,479)	(20,178)	(24,727)
End of year	261,601	20,601	132,440	304,275	175,100	8,060	220,360	219,887

Proved developed reserves:
Beginning of year	156,860	8,060	209,960	199,914	14,355	3,964	103,054	35,494
End of year	199,540	15,832	102,723	232,492	156,860	8,060	209,960	199,914

Proved undeveloped reserves:
Beginning of year	18,240	-	10,400	19,973	277,556	-	208,167	312,251
End of year	62,061	4,769	29,717	71,783	18,240	-	10,400	19,973

(a)
BOE refers to barrel of oil equivalent. Barrel of oil equivalent is based on six MCF of natural gas to one barrel of oil or one barrel of NGL, which reflects an energy content equivalency and not a price or revenue equivalency.

(b)	Extensions and discoveries were attributable to extensions for the Beta Project.
(c)	Revisions of previous estimates were attributable to well performance.

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

	December 31,
	2017	2016
	(in thousands)
Future cash inflows	$12,596	$6,862
Future production costs	(2,867)	(2,132)
Future development costs	(3,026)	(2,436)
Future net cash flows	6,703	2,294
10% annual discount for estimated timing of cash flows	(970)	205
Standardized measure of discounted future estimated net cash flows	$5,733	$2,499

Table V - Changes in the Standardized Measure for Discounted Future Net Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2017	2016
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$2,458	$(2,890)
Sales and transfers of oil and gas produced during the period	(3,293)	(719)
Net change due to extensions, discoveries, and improved recovery	1,489	-
Changes in estimated future development costs	37	4,593
Net change due to revisions in quantities estimates	2,888	(2,417)
Accretion of discount	250	338
Other	(595)	219
Aggregate change in the standardized measure of discounted future net cash flows for the year	$3,234	$(876)

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