Form 10-Q
period 2019-09-30
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2019-11-05
CIK 1457919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

As of November 5, 2019, there were 207.7026 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY A-1 FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,597	$2,124
Production receivable	361	338
Due from affiliate (Note 3)	14	50
Other current assets	55	48
Total current assets	2,027	2,560
Salvage fund	1,831	1,710
Oil and gas properties:
Proved properties	20,104	20,663
Less: accumulated depletion and amortization	(10,978)	(9,405)
Total oil and gas properties, net	9,126	11,258
Total assets	$12,984	$15,528

Liabilities and Members' Capital
Current liabilities:
Due to operators	$71	$618
Accrued expenses	77	43
Current portion of long-term borrowings	916	945
Total current liabilities	1,064	1,606
Long-term borrowings	1,184	2,256
Asset retirement obligations	1,463	1,446
Total liabilities	3,711	5,308
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(5,347)	(5,129)
Retained earnings	6,373	6,054
Manager's total	1,026	925
Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(37,059)	(35,829)
Retained earnings	8,965	8,784
Shareholders' total	8,245	9,294
Accumulated other comprehensive income	2	1
Total members' capital	9,273	10,220
Total liabilities and members' capital	$12,984	$15,528

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Oil and gas revenue	$1,023	$1,092	$2,938	$3,719
Other revenue	56	-	179	-
Total revenue	1,079	1,092	3,117	3,719
Expenses
Depletion and amortization	548	636	1,549	2,598
Operating expenses	131	156	426	443
Management fees to affiliate (Note 3)	93	93	280	280
General and administrative expenses	63	50	185	143
Total expenses	835	935	2,440	3,464
Gain on sale of oil and gas properties	-	899	-	899
Income from operations	244	1,056	677	1,154
Other (loss) income
Gain on debt extinguishment	-	1,313	-	1,313
Interest expense, net	(48)	(103)	(177)	(389)
Total other (loss) income	(48)	1,210	(177)	924
Net income	196	2,266	500	2,078
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	-	-	1	(1)
Total comprehensive income	$196	$2,266	$501	$2,077

Manager Interest
Net income	$114	$134	$319	$423

Shareholder Interest
Net income	$82	$2,132	$181	$1,655
Net income per share	$395	$10,262	$871	$7,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Nine months ended September 30, 2019
				Accumulated Other
				Comprehensive
	# of Shares	Manager	Shareholders	Income	Total
Balances, December 31, 2018	207.7026	$925	$9,294	$1	$10,220
Distributions	-	(78)	(437)	-	(515)
Net income	-	92	15	-	107
Balances, March 31, 2019	207.7026	939	8,872	1	9,812
Distributions	-	(61)	(349)	-	(410)
Net income	-	113	84	-	197
Other comprehensive income	-	-	-	1	1
Balances, June 30, 2019	207.7026	991	8,607	2	9,600
Distributions	-	(79)	(444)	-	(523)
Net income	-	114	82	-	196
Balances, September 30, 2019	207.7026	$1,026	$8,245	$2	$9,273

	Nine months ended September 30, 2018
				Accumulated Other
				Comprehensive
	# of Shares	Manager	Shareholders	Income	Total
Balances, December 31, 2017	207.7026	$426	$7,882	$2	$8,310
Net income (loss)	-	154	(160)	-	(6)
Other comprehensive loss	-	-	-	(1)	(1)
Balances, March 31, 2018	207.7026	580	7,722	1	8,303
Net income (loss)	-	135	(317)	-	(182)
Balances, June 30, 2018	207.7026	715	7,405	1	8,121
Net income	-	134	2,132	-	2,266
Balances, September 30, 2018	207.7026	$849	$9,537	$1	$10,387

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2019	2018

Cash flows from operating activities
Net income	$500	$2,078
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	1,549	2,598
Gain on sale of oil and gas properties	-	(899)
Accretion expense	17	16
Gain on debt extinguishment	-	(1,313)
Amortization of debt discounts	3	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(23)	268
Decrease in due from affiliate	36	-
Increase in other current assets	(7)	(21)
Decrease in due to operators	(49)	(20)
Increase (decrease) in accrued expenses	34	(2)
Settlement of asset retirement obligations	-	(13)
Net cash provided by operating activities	2,060	2,692

Cash flows from investing activities
Capital expenditures for oil and gas properties	(375)	(1,673)
Reimbursement from operator for capital expenditures	460	-
Proceeds from sale of oil and gas properties	-	3,099
Increase in salvage fund	(120)	(126)
Net cash (used in) provided by investing activities	(35)	1,300

Cash flows from financing activities
Repayments of long-term borrowings	(1,104)	(3,966)
Distributions	(1,448)	-
Net cash used in financing activities	(2,552)	(3,966)

Net (decrease) increase in cash and cash equivalents	(527)	26
Cash and cash equivalents, beginning of period	2,124	2,423
Cash and cash equivalents, end of period	$1,597	$2,449

Supplemental disclosure of cash flow information
Cash paid for interest	$189	$396

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$11	$534

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2018 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2019.

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

Salvage Fund

The Fund deposits cash in a separate interest-bearing account, or salvage fund, to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. As of September 30, 2019 and December 31, 2018, the Fund had investments in federal agency mortgage-backed securities as detailed in the following table, which are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value.

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
	(in thousands)
Government National Mortgage Association security (GNMA July 2041)
September 30, 2019	$36	$2	$38
December 31, 2018	$36	$1	$37

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and nine months ended September 30, 2019 and 2018, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2019 and 2018. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas commodity prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

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

2.	Oil and Gas Properties

The Fund as well as other funds managed by the Manager that invested in the Beta Project elected not to participate in the drilling of the 8th well proposed by Walter Oil and Gas Corporation. As a result, the Fund was due reimbursement for a portion of the cost relating to the slot on the Beta Project platform that was utilized by the other third-party working interest owners for the 8th well. On July 17, 2019, the Fund and the other third-party working interest owners in the Beta Project agreed to a reimbursement to the Fund of $0.5 million, which was recorded as a reduction to oil and gas properties on the Fund’s balance sheet as of September 30, 2019 and presented as “Reimbursement from operator for capital expenditures” in the investing section of the Fund’s statement of cash flows for the nine months ended September 30, 2019. The amount received was utilized by the Fund to repay a portion of the long-term debt outstanding under its Credit Agreement (defined below).

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

The net carrying value of the working interest sold as of the closing date was approximately $2.2 million and the related asset retirement obligation was approximately $40 thousand. A gain to the Fund of approximately $0.9 million was recognized in third quarter 2018, subject to customary post-closing adjustments. During fourth quarter 2018, the Fund recognized a post-closing adjustment in the amount of $34 thousand, which was recorded as an adjustment to the purchase price and a reduction to gain on sale of oil and gas properties. The proceeds from the sale were utilized by the Fund to repay a portion of the long-term debt outstanding under its Credit Agreement (defined below).

3.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, however, the Manager is permitted to waive the management fee at its own discretion. Therefore, the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and nine months ended September 30, 2019 and 2018 were $0.1 million and $0.3 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2019 were $0.1 million and $0.2 million, respectively. The Fund did not pay distributions during the three and nine months ended September 30, 2018.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

During 2016, the Fund and other third-party working interest owners in the Beta Project entered into a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”), and other third-party working interest owners in the Claiborne Project. Institutional Fund II is an entity that is managed by the Fund’s Manager. During the three and nine months ended September 30, 2019, the Fund earned $14 thousand and $45 thousand, respectively, representing its proportionate share of the production handling fees earned from Institutional Fund II, which is included within “Other revenue” on the Fund’s statements of operations. There were no such amounts recorded during the three and nine months ended September 30, 2018. As of September 30, 2019 and December 31, 2018, the Fund’s receivables of $14 thousand and $0.1 million, respectively, related to the Fund’s proportionate share of revenue from Institutional Fund II are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. The revenue received from the PHA is utilized by the Fund to repay a portion of the long-term debt outstanding under its Credit Agreement (defined below) until the loan is repaid in full, in no event later than December 31, 2022.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

4.	Credit Agreement – Beta Project Financing

As of September 30, 2019 and December 31, 2018, the Fund had outstanding borrowings of $2.1 million and $3.2 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”). As of September 30, 2019, the estimated fair value of the debt was $2.0 million.

Borrowings under the Credit Agreement bear interest at 8.75% compounded monthly. Principal and interest payments are based on the fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage is the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually beginning April 1, 2019 and each April 1st thereafter, and is based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineer’s proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan. As of April 1, 2019, the Fund’s fixed percentage was determined to be 30%. The loan may be prepaid by the Fund without premium or penalty. Pursuant to the Credit Agreement, the Fund also agreed to convey a fixed percentage of 10.81% overriding royalty interest in its working interest in the Beta Project to the lenders, which will become payable to the lenders on January 1, 2023.

As of September 30, 2019 and December 31, 2018, the unamortized debt discounts related to the loan of $12 thousand and $15 thousand, respectively, were presented as a reduction of “Long-term borrowings” on the Fund’s balance sheets. Amortization expense during the three and nine months ended September 30, 2019 of $1 thousand and $3 thousand, respectively, was included on the Fund’s statements of operations within “Interest expense, net”. There were no such amounts recorded during the three and nine months ended September 30, 2018. As of September 30, 2019 and December 31, 2018, there were no accrued interest costs outstanding. Interest costs incurred during the three and nine months ended September 30, 2019 of $0.1 million and $0.2 million, respectively, were included on the Fund’s statements of operations within “Interest expense, net”. Interest costs incurred during the three and nine months ended September 30, 2018 of $0.1 million and $0.4 million, respectively, were included on the Fund’s statements of operations within “Interest expense, net”.

The Credit Agreement contains customary covenants, with which the Fund was in compliance as of September 30, 2019 and December 31, 2018.

During third quarter 2018, the Fund determined that the terms of the fourth amendment to the Credit Agreement met the conditions of debt extinguishment pursuant to Accounting Standard Codification 470-50 Debt: Modification and Extinguishments guidance in a non-troubled debt restructuring. As a result, the Fund recorded a gain on debt extinguishment of $1.3 million, which was recorded within “Other (loss) income” in its statements of operations. The gain on debt extinguishment primarily represents non-cash gains associated with the change in the fair value of ORRI conveyed to the lenders totaling $1.3 million and the difference between the fair value of the new debt and the carrying amount of the old debt totaling $16 thousand.

5.	Commitments and Contingencies

Capital Commitments

As of September 30, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $2.7 million (which include asset retirement obligations for the Fund’s projects of $1.9 million), of which $4 thousand is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the related production of oil and gas revenues from the Beta Project.

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

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2019 and December 31, 2018, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”).  Generally, the NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of its review of the NTL. As of September 30, 2019, the BOEM has not completed its review nor has the NTL been enforced.  The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2019 and 2018 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2019	Budget	Status
		(in thousands)

Beta Project	1.64%	$15,545	$17,112	The Beta Project is expected to include the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in 2017. Wells #5 and #6 commenced production in first quarter 2018 and third quarter 2018, respectively. Well #7 commenced production in first quarter 2019. The Fund expects to spend $0.8 million for additional development costs and $0.8 million for asset retirement obligations.
Liberty Project	2.0%	$3,004	$3,268	The Liberty Project, a single-well project, commenced production in 2010. The Fund expects to spend $0.3 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2019 and 2018, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue
Oil and gas revenue	$1,023	$1,092	$2,938	$3,719
Other revenue	56	-	179	-
Total revenue	1,079	1,092	3,117	3,719
Expenses
Depletion and amortization	548	636	1,549	2,598
Operating expenses	131	156	426	443
Management fees to affiliate	93	93	280	280
General and administrative expenses	63	50	185	143
Total expenses	835	935	2,440	3,464
Gain on sale of oil and gas properties	-	899	-	899
Income from operations	244	1,056	677	1,154
Other (loss) income
Gain on debt extinguishment	-	1,313	-	1,313
Interest expense, net	(48)	(103)	(177)	(389)
Total other (loss) income	(48)	1,210	(177)	924
Net income	196	2,266	500	2,078
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	-	-	1	(1)
Total comprehensive income	$196	$2,266	$501	$2,077

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2019 and 2018. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Number of wells producing	8	7	8	7
Total number of production days	713	415	2,001	1,266
Oil sales (in thousands of barrels)	18	15	48	56
Average oil price per barrel	$57	$67	$59	$63
Gas sales (in thousands of mcfs)	23	22	64	79
Average gas price per mcf	$2.00	$3.63	$2.47	$3.50

The increases in the production days were primarily related to the commencement of production of two wells in the Beta Project, one well during third quarter 2018 and one well during first quarter 2019. During the nine months ended September 30, 2019, the decreases in oil and gas sales volumes were primarily related to the Liberty and Beta projects. The Liberty Project experienced a decrease in production primarily as a result of shut-ins during first quarter 2019 due to mechanical work. The Beta Project experienced a decrease in production as a result of the partial sale of working interest during third quarter 2018 and periodic shut-ins during first half of 2019 due to certain drilling and completion operations performed at the project’s production facility. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2019 was $1.0 million, a decrease of $0.1 million from the three months ended September 30, 2018. The decrease was attributable to decreased oil and gas prices totaling $0.2 million, partially offset by decreased sales volume totaling $0.2 million.

Oil and gas revenue during the nine months ended September 30, 2019 was $2.9 million, a decrease of $0.8 million from the nine months ended September 30, 2018. The decrease was attributable to decreased sales volume totaling $0.6 million coupled with decreased oil and gas prices totaling $0.3 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with an affiliated entity and other third parties. There were no such amounts recorded during the three and nine months ended September 30, 2018.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2019 was $0.5 million, a decrease of $0.1 million from the three months ended September 30, 2018. The decrease was attributable to a decrease in the average depletion rate totaling $0.2 million, partially offset by an increase in production volumes totaling $0.1 million.

Depletion and amortization during the nine months ended September 30, 2019 was $1.5 million, a decrease of $1.0 million from the nine months ended September 30, 2018. The decrease was attributable to a decrease in the average depletion rate totaling $0.6 million coupled with a decrease in production volumes totaling $0.4 million.

The decreases in the average depletion rates were primarily attributable to lower cost of reserves from the Beta Project. Depletion and amortization was also impacted by the partial sale of working interest in the Beta Project during third quarter 2018.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Lease operating expense	$72	$102	$221	$304
Insurance expense	24	33	71	85
Transportation and processing expense	2	6	69	24
Workover expense	27	6	49	6
Accretion expense and other	6	9	16	24
	$131	$156	$426	$443

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($4.57 per barrel of oil equivalent or “BOE”) and $0.4 million ($6.17 per BOE) during the three and nine months ended September 30, 2019, respectively, compared to $0.1 million ($7.59 per BOE) and $0.4 million ($6.00 per BOE) during the three and nine months ended September 30, 2018, respectively. Production costs remained relatively consistent during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The decrease in production costs per BOE during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily attributable to the Beta Project. The Beta Project’s production costs per BOE declined as throughput has increased from the project or the other project that is currently tied-in to the facility. See “Overview” above for factors that impact oil and natural gas production.

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

Gain on Sale of Oil and Gas Properties. During the three and nine months ended September 30, 2018, the Fund recorded a gain on sale of oil and gas properties of $0.9 million related to the sale of a portion of the Fund’s working interest in the Beta Project. See Note 2 of “Notes to Unaudited Condensed Financial Statements” - “Oil and Gas Properties” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for more information regarding the gain on sale of oil and gas properties. There was no such amount recorded during the three and nine months ended September 30, 2019.

Gain on Debt Extinguishment. During the three and nine months ended September 30, 2018, the Fund recorded a gain on debt extinguishment of $1.3 million related to accounting for the fourth amendment to the credit agreement. See Note 4 of “Notes to Unaudited Condensed Financial Statements” - “Credit Agreement - Beta Project Financing” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for more information regarding the gain on debt extinguishment. There was no such amount recorded during the three and nine months ended September 30, 2019.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2019 were $2.1 million, primarily related to revenue received of $3.1 million, partially offset by operating expenses of $0.4 million, management fees of $0.3 million, interest payments of $0.2 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities during the nine months ended September 30, 2018 were $2.7 million, primarily related to revenue received of $4.0 million, partially offset by operating expenses of $0.4 million, interest payments of $0.4 million, management fees of $0.3 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the nine months ended September 30, 2019 were $35 thousand, related to capital expenditures for oil and gas properties of $0.4 million and investments in salvage fund of $0.1 million, partially offset by the reimbursement received from operator for capital expenditures of $0.5 million relating to a portion of the cost of the Beta Project platform slot that was utilized by the other third-party working interest owners for the Beta Project’s 8th well. The Fund as well as other funds managed by the Manager that invested in the Beta Project elected not to participate in the drilling of the 8th well proposed by the Beta Project operator.

Cash flows provided by investing activities during the nine months ended September 30, 2018 were $1.3 million, related to proceeds from sale of oil and gas properties of $3.1 million, partially offset by capital expenditures for oil and gas properties of $1.7 million and investments in salvage fund of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2019 were $2.6 million, related to manager and shareholder distributions of $1.4 million and the repayments of long-term borrowings of $1.1 million.

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

As of September 30, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $2.7 million (which include asset retirement obligations for the Fund’s projects of $1.9 million), of which $4 thousand is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the related production of oil and gas revenues from the Beta Project.

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

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. However, distributions may be impacted by amounts reserved to provide for the borrowing repayments for the Credit Agreement (defined below) and funding of estimated asset retirement obligations.

Credit Agreement

As of September 30, 2019 and December 31, 2018, the Fund had outstanding borrowings of $2.1 million and $3.2 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”).

Borrowings under the Credit Agreement bear interest at 8.75% compounded monthly. Principal and interest payments are based on the fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage is the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually beginning April 1, 2019 and every April 1st thereafter, and is based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineer’s proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan. As of April 1, 2019, the Fund’s fixed percentage was determined to be 30%. The loan may be prepaid by the Fund without premium or penalty. The Credit Agreement also provides for a fixed percentage of 10.81% overriding royalty interest to the lenders, which will become payable to the lenders in January 2023.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warranties and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of September 30, 2019 and December 31, 2018.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2019 and December 31, 2018 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2019 and December 31, 2018, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2019.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY A-1 FUND, LLC
Dated:	November 5, 2019	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2019	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

