Form 10-K
period 2019-12-31
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2020-03-03
CIK 1457919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

There is no market for the shares of LLC Membership Interest in the Fund. As of March 3, 2020, there were 207.7026 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY A-1 FUND, LLC
2019 ANNUAL REPORT ON FORM 10-K

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

As compensation for its services, the Manager is entitled to receive an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. The Manager is entitled to receive the management fee from the Fund regardless of the Fund’s profitability in that year. Management fees during each of the years ended December 31, 2019 and 2018 were $0.4 million. Additionally, the Manager is entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2019 and 2018 were $0.3 million and $0.1 million, respectively.

In addition to the management fee, the Fund is required to pay all other expenses it may incur, including insurance premiums, expenses of preparing periodic reports for shareholders and the Securities Exchange Commission (“SEC”), taxes, third-party legal, accounting and consulting fees, litigation expenses and other expenses.

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of oil and natural gas projects. The frequency and amount of such distributions are within the Manager’s discretion, subject to available cash flow from operations. The Fund, along with other exploration and production companies, has invested in the drilling and development of both shallow and deepwater oil and natural gas projects in the U.S. offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund’s ownership in its projects is recorded with the Bureau of Ocean Energy Management (“BOEM”), an agency of the United States Department of Interior, as a working interest, which is an undivided fractional interest in a lease block that provides the owner with the right to drill, produce and conduct operating activities and share in any resulting oil and natural gas production.

The Fund’s capital has been fully invested in projects. As a result, the Fund will not invest in any new projects and will limit its investment activities, if any, to those projects in which it currently has a working interest, as discussed below under the heading “Properties” in this Item 1. “Business” of this Annual Report.

Investment Committee

Ridgewood Energy maintains an investment committee consisting of six employees of the Manager (the “Investment Committee”). The members of the Investment Committee provide operational, financial, scientific and technical oil and gas expertise to the Fund. One member of the Investment Committee is based out of the Manager’s Palm Beach, Florida office, one member is based out of the Manager’s Montvale, New Jersey office and four members are based out of the Manager’s Houston, Texas office. The Investment Committee’s current activities with respect to the Fund are principally related to the development and operation of properties in which it already has a working interest.

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

Deepwater Royalty Relief

In addition to the Royalty Relief Rule, the Deep Water Royalty Relief Act of 1995 (the “Deepwater Royalty Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production. The Deepwater Royalty Relief Act expired in the year 2000 but was extended for qualified leases by the BOEM to promote continued interest in deepwater. The Fund currently has three projects, the Beta, Diller and Liberty projects, which are eligible for royalty relief under the Deepwater Royalty Relief Act. The Marmalard Project no longer qualifies for royalty relief as the project reached the royalty suspension volumes during 2018. The Deepwater Royalty Relief Act does not apply to oil if the prices of oil exceed certain thresholds (currently estimated to be between $39.52 per barrel and $51.32 per barrel) adjusted annually for inflation. The Deepwater Royalty Relief Act does not apply to natural gas if the prices of natural gas exceed certain thresholds (currently estimated to be between $4.94 per mmbtu and $8.55 per mmbtu) adjusted annually for inflation.

Properties

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which the Fund owned a working interest as of December 31, 2019. Productive wells are producing wells and wells mechanically capable of production. Gross wells are the total number of wells in which the Fund owns a working interest. Net wells are the sum of the Fund’s fractional working interests owned in the gross wells. All of the wells, each of which produces both oil and natural gas, are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	8	0.13

Acreage Data

The following table sets forth the Fund’s working interests in developed and undeveloped oil and natural gas acreage as of December 31, 2019. Gross acres are the total number of acres in which the Fund owns a working interest. Net acres are the sum of the fractional working interests owned in gross acres. Ownership interests generally take the form of working interests in oil and natural gas leases that have varying terms. All of the Fund’s oil and natural gas acreage is located in the offshore waters of the Gulf of Mexico.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2019	Budget	Status
		(in thousands)

Beta Project	1.64%	$15,518	$16,950	The Beta Project is expected to include the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in 2017. Wells #5 and #6 commenced production in first quarter 2018 and third quarter 2018, respectively. Well #7 commenced production in first quarter 2019. The Fund expects to spend $0.6 million for additional development costs and $0.8 million for asset retirement obligations.
Liberty Project	2.0%	$3,004	$3,268	The Liberty Project, a single-well project, commenced production in 2010. The Fund expects to spend $0.3 million for asset retirement obligations.

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

The net carrying value of the working interest sold as of the closing date was approximately $2.2 million and the related asset retirement obligation was approximately $40 thousand. A gain to the Fund of $0.9 million was recognized during the year ended December 31, 2018, including post-closing adjustments. The proceeds from the sale were utilized by the Fund to repay a portion of the long-term debt outstanding under its credit agreement. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Liquidity Needs – Credit Agreement” for information regarding the Fund’s credit agreement.

Marketing/Customers

The Manager, on behalf of the Fund, markets the Fund’s oil and natural gas to third parties consistent with industry practice. The Fund utilizes Beta Sales and Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project. In 2016, the Fund entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from the Fund all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third party purchasers. The number of customers purchasing the Fund’s oil and natural gas may vary from time to time. Currently, the Fund has two major customers in the public market. Because a ready market exists for oil and natural gas, the Fund does not believe that the loss of any individual customer would have a material adverse effect on its financial position or results of operations. The Fund’s current producing projects are near existing transportation infrastructure and pipelines.

The Fund’s oil and natural gas generally is sold to its customers at prevailing market prices, which fluctuate with demand as a result of related industry variables.   The markets for, and prices of, oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence; therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Commodity Price Changes”, “Results of Operations – Overview” and “Results of Operations – Oil and Gas Revenue” for information regarding the impact of prices on the Fund’s oil and gas revenue. In the past, the Fund has entered, and in the future, may enter into transactions or derivative contracts that establish a price floor for portions of its oil or natural gas production.

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

However, notwithstanding the ability of the Fund’s projects to produce year-round, the Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather. Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any significant damage, shut-ins, or production stoppages due to hurricane activity in 2019.

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

Salvage Fund

The Fund deposits cash in a separate interest-bearing account, or salvage fund, to provide for its proportionate share of the cost of dismantling and removal of production platforms and facilities and plugging and abandoning the wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. As of December 31, 2019, the Fund had $1.9 million invested in a salvage fund. On a monthly basis, the Fund contributes to the salvage fund a portion of the operating income from the Beta Project to fund its asset retirement obligations. Such contributions to the salvage fund will reduce the amount of cash distributions that could otherwise be made to investors by the Fund. Any portion of the salvage fund that remains after the Fund has paid for all of its asset retirement obligations will be distributed to the shareholders and the Manager. There are no restrictions on withdrawals from the salvage fund.

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

Offices

The administrative office of both the Fund and the Manager is located at 14 Philips Parkway, Montvale, NJ 07645, and their phone number is 800-942-5550. The Manager leases additional office space at 230 Royal Palm Way, Suite 102, Palm Beach, FL, 33480 and 1254 Enclave Parkway, Houston, TX 77077. In addition, the Manager maintains an additional office lease that is used for administrative purposes for the Fund and other funds managed by the Manager.

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

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM. Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”) pursuant to regulations promulgated under the OCSLA. The OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. BSEE regulates the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems, and mandatory third-party compliance audits, among other requirements. BSEE adopted strict requirements for subsea drilling production equipment and had proposed new requirements to implement equipment reliability improvements, building upon enhanced industry standards for blowout preventers and blowout prevention technologies, and reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment. BSEE has also published a policy statement on safety culture with nine characteristics of a robust safety culture. In May 2019, BSEE adopted a final rule revising standards for blowout prevention systems and other well controls pertaining to offshore activities (the “2019 Well Control Rule”). The 2019 Well Control Rule became effective July 15, 2019, however compliance with certain provisions was deferred until 2021 or thereafter as specified in those provisions. The 2019 Well Control Rule imposes new requirements relating to, among, other things, well design, well control, casing, cementing, real-time well monitoring and subsea containment. The 2019 Well Control Rule applies directly to operators as opposed to non-operators. On September 28, 2018, the BSEE published a final rule revising regulations relating to oil and natural gas production safety systems, subsurface safety devices and safety device testing (referred to as “Subpart H”); the rule was effective December 27, 2018. Given the fact that compliance with the 2019 Well Control Rule and Subpart H is the responsibility of the operators and the exploration and development of each well is different, the future costs associated with compliance that will be incurred by non-operators, such as the Fund, cannot be determined or estimated. Violations of environmentally related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties, which civil penalties were increased and adjusted for inflation on March 2, 2018, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities, delay or restriction of activities can result from either governmental or citizen prosecution.

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the BOEM issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the OCS (“Lessees”).  Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of the review of NTL 2016-N01. As of December 31, 2019, the BOEM has not lifted its suspension of the implementation of NTL 2016-N01.  The impact of NTL 2016-N01, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Some of the environmental laws that apply to oil and natural gas exploration and production are described below:

Oil Pollution Act. The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”) and was enacted in response to the numerous tanker spills, including the Exxon Valdez spill, that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to, and defines penalties for, such spills. OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. The OPA, and regulations promulgated thereunder, establishes a liability limit for onshore facilities and deepwater ports of $672.51 million (effective as of November 12, 2019), while the liability limit for a responsible party for offshore facilities, including any offshore pipeline, is equal to all removal costs plus up to $137.66 million in other damages for each incident. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up. Regulations under the OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. A failure to comply with the OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. The Fund is not aware of any action or event that would subject us to liability under the OPA. Compliance with the OPA’s financial assurance and other operating requirements has not had, and the Fund believes will not in the future have, a material impact on the Fund’s operations or financial condition.

Clean Water Act. Generally, the Clean Water Act, as well as analogous state requirements, imposes liability for the unauthorized discharge of pollutants, including petroleum products, into the surface and coastal U.S. waters, except in strict conformance with discharge permits issued by the federal or delegated state agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. On December 11, 2018, the Environmental Protection Agency (“EPA”) and Department of the Army proposed a revised definition of “waters of the United States”, clarifying the limits of federal authority under the Clean Water Act. The scope of this authority, as defined under a 2015 rule, was challenged in several federal district court actions and therefore was repealed by the EPA and Department of the Army on September 12, 2019. The repeal, which became effective on December 23, 2019, restored the previous regulation to how it existed prior to finalization of the 2015 Rule. The current proposed revision will be the subject of a 60-day public comment period, once published in the Federal Register. The Fund’s operators are responsible for compliance with the Clean Water Act, although the Fund may be liable for any failure of the operator to do so.

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

International Marine Organization 2020. In 2016, the International Marine Organization (“IMO”), a United Nations (“UN”) Agency, instituted a reduction in the sulfur specifications for global marine fuels from 3.5% to 0.5% effective January 1, 2020 in order to reduce the emissions of sulfur to the atmosphere. Shipping companies have the option to buy low sulfur fuel or install scrubbers to lower sulfur emissions to comply with the new regulation. UN member states (174 countries) are responsible for monitoring the compliance of the shipping community with this new regulation. The impact to the Fund from this new regulation could be that heavier sour crudes, such as from the Beta Project, could fall in value relative to lighter sweet crudes as a result of excess high sulfur fuel on the market and subsequent refinery crude slate changes. However, the price of heavier sour crudes in the market continues to be supported by tightness in supply for such crude, new refinery capacity consuming medium/high sulfur crudes and refinery optimization around high sulfur products. As such, the Fund believes IMO 2020 will not in the future have a material impact on the Fund’s operations or financial condition.

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

Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market and, in addition, requires certain additional Securities and Exchange Commission (“SEC”) reporting requirements.

On February 3, 2017, the “Presidential Executive Order on Core Principles for Regulating the United States Financial System” (the “Order”) was issued to review the Dodd-Frank Act.  A series of reports were issued by the U.S. Department of the Treasury in 2017 pursuant to the Order generally recommending the harmonization, balancing and streamlining of rules and regulations relating to, among other things, the over-the-counter derivatives market. The Fund cannot predict at this time what regulations or portions of the law relating to the over-the-counter derivatives market, if any, will be changed as a result of the Order. Any changes in the law or regulation as a result of the Order could result in a repeal, amendment to or delayed implementation of the Dodd-Frank Act.

Currently, under the LLC Agreement, the Fund has the authority to utilize derivative instruments to manage the price risk attributable to its oil and gas production. The Dodd-Frank Act mandates that many derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. Derivatives will be subject to minimum daily margin requirements set by the relevant clearinghouse and, potentially, by the SEC or the U.S. Commodity Futures Trading Commission (“CFTC”), and derivatives dealers may demand the unilateral ability to increase margin requirements beyond any regulatory or clearinghouse minimums. In addition, as required by the Dodd-Frank Act, the CFTC has set “speculative position limits” (which are limits imposed on the maximum net long or net short speculative positions that a person may hold or control with respect to futures or options contracts traded on the U.S. commodities exchange) with respect to most energy contracts. These requirements under the Dodd-Frank Act could significantly increase the cost of any derivatives transactions of the Fund (including through requirements to post collateral, which could adversely affect the Fund’s liquidity), materially alter the terms of derivatives transactions and make it more difficult for the Fund to enter into customized transactions, cause the Fund to liquidate certain positions it may hold, reduce the ability of the Fund to protect against price volatility and other risks by making certain hedging strategies impossible or so costly that they are not economical to implement, and increase the Fund’s exposure to less creditworthy counterparties. If as a result of the legislation and regulations, the Fund alters any hedging program that may be in effect from time to time, the Fund’s operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Fund’s performance. The Fund is not currently, and has not been during 2019, or at any time since 2012, a party to any derivative instruments or hedging programs.

The Dodd-Frank Act also required the SEC to issue rules requiring resource extraction issuers to disclose annually information relating to certain payments made by the issuer to the U.S. federal government or a foreign government for the purpose of the commercial development of oil, natural gas or minerals.  Rules issued by the SEC in 2012 were subsequently vacated in federal court in 2013.  On June 27, 2016, the SEC adopted amended resource extraction disclosure rules pursuant to Section 1504 of the Dodd-Frank Act. However, on February 14, 2017, a bill was passed by the United States Congress eliminating the SEC resource extraction disclosure rules. The SEC had one year to issue replacement rules to implement Section 1504 of the Dodd-Frank Act. No replacement rules were proposed or issued by the SEC.

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity

The following table sets forth the Fund’s drilling activity during the years ended December 31, 2019 and 2018. Gross wells are the total number of wells in which the Fund has a working interest. Net wells are the sum of the Fund’s fractional working interests owned in the gross wells. All of the wells, which produce both oil and natural gas, are located in the offshore waters of the Gulf of Mexico. During the years ended December 31, 2019 and 2018, the Fund had no drilling activity for exploratory wells.

	2019		2018
	Gross	Net	Gross	Net
Development wells:
Productive	1	0.02	2	0.03
In-progress	-	-	1	0.02
Development well total	1	0.02	3	0.05

Unaudited Oil and Gas Reserve Quantities

The preparation of the Fund’s oil and gas reserve estimates are completed in accordance with the Fund’s internal control procedures over reserve estimation.  Such control procedures include: 1) verification of input data that is provided to an independent petroleum engineering firm; 2) engagement of well-qualified and independent reservoir engineers for preparation of reserve reports annually in accordance with SEC reserve estimation guidelines; and 3) a review of the reserve estimates by a third-party independent petroleum engineering firm.

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

The Fund’s reserve estimates as of December 31, 2019 and 2018 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

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

Proved Undeveloped Reserves.  As of December 31, 2019 and 2018, the Fund did not have any proved undeveloped reserves.

Production and Prices

The information regarding the Fund’s production of oil and natural gas, and certain price and cost information during the years ended December 31, 2019 and 2018 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments

As of December 31, 2019, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of January 31, 2020, there were 642 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement. At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders. Distributions may be impacted by funding of estimated asset retirement obligations and amounts reserved to provide for the borrowing repayments for the Fund’s credit agreement applicable to the Beta Project, as described in Note 4 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report. There is no requirement to distribute available cash and, as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2019 and 2018, the Fund paid distributions totaling $1.9 million and $0.5 million, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Fund’s Business

The Fund was organized primarily to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of oil and natural gas projects. Distributions to shareholders, if any, are funded from available cash from operations, as defined in the Fund’s LLC Agreement, and the frequency and amount are within the Manager’s discretion. The Fund’s capital has been fully allocated to its projects. As a result, the Fund will not invest in any new projects and will limit its investment activities, if any, to those projects in which it currently has a working interest.

The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for the Fund’s operations. The Manager does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all development and producing operations, as appropriate. The Manager also participates in distributions. See Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties” for more information regarding the projects of the Fund.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of the Beta Project, as budgeted. See “Results of Operations” under this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the average oil and natural gas prices received by the Fund during the years ended December 31, 2019 and 2018 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

Results of Operations

The following table summarizes the Fund’s results of operations during the years ended December 31, 2019 and 2018, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2019	2018
	(in thousands)
Revenue
Oil and gas revenue	$3,605	$4,947
Other revenue	233	50
Total revenue	3,838	4,997
Expenses
Depletion and amortization	1,873	3,199
Operating expenses	569	611
Management fees to affiliate	373	373
General and administrative expenses	181	188
Other general expense	164	-
Total expenses	3,160	4,371
Gain on sale of oil and gas properties	-	865
Income from operations	678	1,491
Other (loss) income
Gain on debt extinguishment	-	1,313
Other income	-	40
Interest expense, net	(218)	(460)
Total other (loss) income	(218)	893
Net income	460	2,384
Other comprehensive loss
Unrealized loss on marketable securities	-	(1)
Total comprehensive income	$460	$2,383

Overview. The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2019 and 2018. Natural gas liquid (“NGL”) sales are included within gas sales.

	Year ended December 31,
	2019	2018
Number of wells producing	8	7
Total number of production days	2,652	1,838
Oil sales (in thousands of barrels)	60	74
Average oil price per barrel	$57	$63
Gas sales (in thousands of mcfs)	82	108
Average gas price per mcf	$2.43	$3.53

The increase in production days was primarily related to the commencement of production of two wells in the Beta Project, one well during third quarter 2018 and one well during first quarter 2019. The decreases in oil and gas sales volumes were related to the Beta and Liberty projects. The decrease in the Beta Project production was primarily related to the partial sale of working interest in the project during third quarter 2018 coupled with periodic shut-ins during first half 2019 due to certain drilling and completion operations performed at the project’s production facility. The Liberty Project experienced a decrease in production primarily as a result of shut-ins during 2019 due to mechanical work. See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue. Oil and gas revenue during the year ended December 31, 2019 was $3.6 million, a decrease of $1.3 million from the year ended December 31, 2018. The decrease was attributable to decreased sales volume totaling $0.9 million coupled with decreased oil and gas prices totaling $0.4 million.

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

Depletion and Amortization. Depletion and amortization during the year ended December 31, 2019 was $1.9 million, a decrease of $1.3 million from the year ended December 31, 2018. The decrease was attributable to a decrease in the average depletion rate totaling $0.7 million coupled with a decrease in production volumes totaling $0.6 million. The decrease in the average depletion rate was primarily attributable to changes in reserve estimates provided annually by the Fund’s independent petroleum engineers. Depletion and amortization was also impacted by the partial sale of working interest in the Beta Project during third quarter 2018.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2019	2018
	(in thousands)
Lease operating expense	$306	$378
Insurance expense	89	116
Transportation and processing expense	78	77
Workover expense	75	6
Accretion expense and other	21	34
	$569	$611

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.5 million ($6.43 per barrel of oil equivalent or “BOE”) during the year ended December 31, 2019, compared to $0.6 million ($6.22 per BOE) during the year ended December 31, 2018. Production costs and production costs per BOE remained relatively consistent during the year ended December 31, 2019 compared to the year ended December 31, 2018.

See “Overview” above for factors that impact oil and natural gas production.

Management Fees to Affiliate. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, is paid monthly to the Manager.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Other General Expense.  During the year ended December 31, 2019, the Fund recorded other general expense of $0.2 million representing its proportionate share of a settlement for a litigation between the Beta Project’s operator and a third-party. Although the Fund was not party to the litigation, the Fund is responsible for its proportionate share of the costs of the litigation as well as any settlement made or judgement imposed upon the operator of the Beta Project if the claim is based upon or arises from operations on the Beta Project.  See Note 5 of “Notes to Financial Statements” – “Commitments and Contingencies” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for information regarding this expense.  There was no such amount recorded during the year ended December 31, 2018.

Gain on Sale of Oil and Gas Properties. During the year ended December 31, 2018, the Fund recorded a gain on sale of oil and gas properties of $0.9 million related to the sale of a portion of the Fund’s working interest in the Beta Project. See Item 1. “Business” of this Annual Report under the heading “Beta Project – Partial Sale of Working Interest” for additional information regarding the sale. There was no such amount recorded during the year ended December 31, 2019.

Gain on Debt Extinguishment. During the year ended December 31, 2018, the Fund recorded a gain on debt extinguishment of $1.3 million related to accounting for the fourth amendment to the credit agreement. See Note 4 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the Fund’s credit agreement. There was no such amount recorded during the year ended December 31, 2019.

Other Income.  During the year ended December 31, 2018, the Fund recorded other income of $40 thousand related to a fee received upon execution of the Fund’s production handling, gathering and operating services agreement with an affiliated entity and other third parties. There were no such amounts recorded during the year ended December 31, 2019.

Interest Expense, Net. Interest expense, net is comprised of interest expense and amortization of debt discounts related to the Fund’s long-term borrowings, and interest income earned on cash and cash equivalents and salvage fund. See Note 4 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the Fund’s credit agreement.

Unrealized Loss on Marketable Securities. The Fund had an available-for-sale investment within its salvage fund in federal agency mortgage-backed securities. Available-for-sale debt securities were carried in the financial statements at fair value and unrealized gains and losses related to the securities’ changes in fair value were recorded in other comprehensive income when realized. During fourth quarter 2019, the Fund sold its investment in available-for sale debt securities and the proceeds received remained within the salvage fund. See Note 1 of “Notes to Financial Statements” – “Organizational and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the sale of the available-for-sale debt securities.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the year ended December 31, 2019 were $2.7 million, primarily related to revenue received of $4.0 million, partially offset by operating expenses of $0.6 million, management fees of $0.4 million, interest payments of $0.2 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities during the year ended December 31, 2018 were $3.5 million, primarily related to revenue received of $5.1 million, partially offset by operating expenses of $0.6 million, interest payments of $0.5 million, management fees of $0.4 million and general and administrative expenses of $0.2 million.

Investing Cash Flows

Cash flows used in investing activities during the year ended December 31, 2019 were $0.1 million, related to capital expenditures for oil and gas properties of $0.4 million and investments in salvage fund of $0.2 million, partially offset by the reimbursement received from operator for capital expenditures of $0.5 million relating to a portion of the cost of the Beta Project platform slot that was utilized by the other third-party working interest owners for the Beta Project’s 8th well. The Fund as well as other funds managed by the Manager that invested in the Beta Project elected not to participate in the drilling of the 8th well proposed by the Beta Project operator.

Cash flows provided by investing activities during the year ended December 31, 2018 were $0.7 million, related to proceeds from sale of oil and gas properties of $3.1 million, partially offset by capital expenditures for oil and gas properties of $2.2 million and investments in salvage fund of $0.2 million.

Financing Cash Flows

Cash flows used in financing activities during the year ended December 31, 2019 were $3.2 million, related to manager and shareholder distributions of $1.9 million and the repayments of long-term borrowings of $1.3 million.

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

As of December 31, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $2.6 million (which include asset retirement obligations for the Fund’s projects of $1.9 million), none of which is expected to be spent during the year ending December 31, 2020. Future results of operations and cash flows are dependent on the related production of oil and gas revenues from the Beta Project. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. However, distributions may be impacted by funding of estimated asset retirement obligations and amounts reserved to provide for the borrowing repayments for the Credit Agreement (defined below).

Credit Agreement

As of December 31, 2019 and 2018, the Fund had outstanding borrowings of $1.9 million and $3.2 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”).

Borrowings under the Credit Agreement bear interest at 8.75% compounded monthly. Principal and interest payments are based on the fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage is the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually beginning April 1, 2019 and every April 1st thereafter, and is based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineer’s proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan of December 31, 2022. As of April 1, 2019, the Fund’s fixed percentage was determined to be 30%. The loan may be prepaid by the Fund without premium or penalty. The Credit Agreement also provides for a fixed percentage of 10.81% overriding royalty interest to the lenders, which will become payable to the lenders in January 2023, and requires mandatory prepayment of excess cash flows received by the Fund from certain insurance reimbursements, platform related revenues, production handling fees and any additional revenues received with respect to the use of the Beta Project other than any revenues included in the calculation of Net Revenue, as well as proceeds from a sale or transfer of any interest in the Beta Project as permitted under the Credit Agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warranties and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund is in compliance with all covenants under the Credit Agreement as of December 31, 2019 and 2018.

See Note 4 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of December 31, 2019 and 2018 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of December 31, 2019 and 2018, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

All financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302(b) of Regulation S-K are included in the financial statements listed in Item 15. “Exhibits and Financial Statement Schedules” and filed as part of this report.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2019. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework (2013). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2019, the Fund’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund, as a non-accelerated filer, to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager. The Manager has very broad authority, including the authority to appoint the executive officers of the Fund. Executive officers of the Fund and their ages as of December 31, 2019 are as follows:

Name, Age and Position with Registrant

Robert E. Swanson, 72 Chief Executive Officer

Kenneth W. Lang, 65 President and Chief Operating Officer

Kathleen P. McSherry, 54 Executive Vice President and Chief Financial Officer

Robert L. Gold, 61 Executive Vice President

Daniel V. Gulino, 59 Senior Vice President, General Counsel and Secretary

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

Kenneth W. Lang has served as the President and Chief Operating Officer of Ridgewood Energy since June 2009 and is a member of the Investment Committee. Effective February 1, 2020, Mr. Lang will relinquish the role of Chief Operating Officer of Ridgewood Energy. Prior to joining the Fund, Mr. Lang was with BP for twenty-four years, ultimately serving for his last two years with BP as Senior Vice President for BP’s Gulf of Mexico business and a member of the Board of Directors for BP America, Inc. Prior to that, Mr. Lang was Vice President – Production for BP. After twenty-four years of service to BP, Mr. Lang retired and devoted fifteen months of personal time to pursue and explore other interests. Mr. Lang is a graduate of the University of Houston.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 207.7026 shares outstanding as of January 31, 2020. No officer of the Manager or the Fund owns any of the Shares and no person owns more than 5% of the Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the LLC Agreement, the Manager renders management, advisory and administrative services to the Fund. For such services, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. Management fees during each of the years ended December 31, 2019 and 2018 were $0.4 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2019 and 2018 were $0.3 million and $0.1 million, respectively.

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

The Fund and other third-party working interest owners in the Beta Project (collectively, the “Beta Project Owners”) are parties to a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”) and other third-party working interest owners in the Claiborne Project (collectively, the “Producers”), whereby the Beta Project Owners will provide services related to the production handling and delivery of oil and natural gas production from the Claiborne Project via their owned Beta Project production facility. Institutional Fund II is an entity that is managed by the Fund’s Manager. The PHA was effective on December 12, 2016 and will continue in effect unless terminated by default, the Beta Project Owners or the Producers pursuant to the terms of the PHA (as amended on February 10, 2017, March 9, 2017, September 19, 2018, November 30, 2018 and December 1, 2018). Under the terms of the PHA, the Producers have agreed to pay the Beta Project Owners a fixed production handling fee for each barrel of oil and mcf of natural gas produced through the Beta Project production facility. See Note 3 of “Notes to Financial Statements” – “Related Parties” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the PHA.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP during the years ended December 31, 2019 and 2018.

	Year ended December 31,
	2019	2018
	(in thousands)
Audit fees (1)	$86	$87

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2)     Financial Statement Schedules

None.

(a) (3)

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

3.1	Certificate of Formation of Ridgewood Energy A-1 Fund, LLC dated February 3, 2009	Incorporated by reference to the Fund's Form 10 filed on February 18, 2010

3.2	Certificate of Amendment of Ridgewood Energy A-1 Fund, LLC dated February 24, 2009	Incorporated by reference to the Fund's Form 10 filed on February 18, 2010

3.3	Limited Liability Company Agreement between Ridgewood Energy Corporation and Investors of Ridgewood Energy A-1 Fund, LLC dated March 2, 2009	Incorporated by reference to the Fund’s Form 10 filed on February 18, 2010

4	Description of Shares	Filed herewith

10.1	Credit Agreement dated as of November 27, 2012 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 8-K filed on December 3, 2012

10.2	First Amendment to Credit Agreement dated September 30, 2016 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 10-K filed on March 2, 2017

10.3	Second Amendment to Credit Agreement and Reaffirmation of Waiver dated September 15, 2017 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund's Form 10-Q filed on November 7, 2017

10.4	Third Amendment to Credit Agreement dated June 1, 2018 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 8-K filed on June 7, 2018

10.5	Fourth Amendment to Credit Agreement dated August 10, 2018 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 10-Q filed on August 14, 2018

10.6	Purchase and Sale Agreement dated August 10, 2018 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, as Sellers and each individually a Seller and Walter Oil & Gas Corporation and Gordy Oil Company as Buyers and each individually a Buyer	Incorporated by reference to the Fund’s Form 10-Q filed on August 14, 2018

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund	Filed herewith

99.1	Report of Netherland, Sewell & Associates, Inc.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY A-1 FUND, LLC

Date: March 3, 2020	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
March 3, 2020
/s/ ROBERT E. SWANSON	Chief Executive Officer (Principal Executive Officer)
Robert E. Swanson

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2020
Kathleen P. McSherry

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	March 3, 2020
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of Ridgewood Energy A-1 Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ridgewood Energy A-1 Fund, LLC (the "Fund") as of December 31, 2019 and 2018, the related statements of operations and comprehensive income, changes in members’ capital, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 3, 2020

We have served as the Fund's auditor since 2009.

RIDGEWOOD ENERGY A-1 FUND, LLC

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,566	$2,124
Production receivable	391	338
Due from affiliate (Note 3)	13	50
Other current assets	37	48
Total current assets	2,007	2,560
Salvage fund	1,871	1,710
Oil and gas properties:
Proved properties	20,109	20,663
Less: accumulated depletion and amortization	(11,302)	(9,405)
Total oil and gas properties, net	8,807	11,258
Total assets	$12,685	$15,528

Liabilities and Members' Capital
Current liabilities:
Due to operators	$264	$618
Accrued expenses	45	43
Current portion of long-term borrowings	898	945
Other current liabilities	164	-
Total current liabilities	1,371	1,606
Long-term borrowings	988	2,256
Asset retirement obligations	1,500	1,446
Total liabilities	3,859	5,308
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(5,407)	(5,129)
Retained earnings	6,424	6,054
Manager's total	1,017	925
Shareholders:
Capital contributions (250 shares authorized;
207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(37,404)	(35,829)
Retained earnings	8,874	8,784
Shareholders' total	7,809	9,294
Accumulated other comprehensive income	-	1
Total members' capital	8,826	10,220
Total liabilities and members' capital	$12,685	$15,528

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year ended December 31,
	2019	2018
Revenue
Oil and gas revenue	$3,605	$4,947
Other revenue	233	50
Total revenue	3,838	4,997
Expenses
Depletion and amortization	1,873	3,199
Operating expenses	569	611
Management fees to affiliate (Note 3)	373	373
General and administrative expenses	181	188
Other general expense	164	-
Total expenses	3,160	4,371
Gain on sale of oil and gas properties	-	865
Income from operations	678	1,491
Other (loss) income
Gain on debt extinguishment	-	1,313
Other income	-	40
Interest expense, net	(218)	(460)
Total other (loss) income	(218)	893
Net income	460	2,384
Other comprehensive loss
Unrealized loss on marketable securities	-	(1)
Total comprehensive income	$460	$2,383

Manager Interest
Net income	$370	$570

Shareholder Interest
Net income	$90	$1,814
Net income per share	$432	$8,732

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC

STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

(in thousands, except share data)

				Accumulated Other
				Comprehensive
	# of Shares	Manager	Shareholders	Income	Total
Balances, December 31, 2017	207.7026	$426	$7,882	$2	$8,310
Distributions	-	(71)	(402)	-	(473)
Net income	-	570	1,814	-	2,384
Other comprehensive loss	-	-	-	(1)	(1)
Balances, December 31, 2018	207.7026	$925	$9,294	$1	$10,220
Distributions	-	(278)	(1,575)	-	(1,853)
Net income	-	370	90	-	460
Amount reclassified from accumulated other comprehensive income	-	-	-	(1)	(1)
Balances, December 31, 2019	207.7026	$1,017	$7,809	$-	$8,826

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2019	2018

Cash flows from operating activities
Net income	$460	$2,384
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	1,873	3,199
Gain on sale of oil and gas properties	-	(865)
Accretion expense	22	25
Gain on debt extinguishment	-	(1,313)
Amortization of debt discounts	4	1
Changes in assets and liabilities:
(Increase) decrease in production receivable	(53)	144
Decrease (increase) in due from affiliate	37	(50)
Decrease in other current assets	11	4
Increase in due to operators	151	-
Increase (decrease) in accrued expenses	2	(2)
Increase (decrease) in other current liabilities	164	(40)
Settlement of asset retirement obligations	-	(13)
Net cash provided by operating activities	2,671	3,474

Cash flows from investing activities
Capital expenditures for oil and gas properties	(355)	(2,211)
Reimbursement from operator for capital expenditures	460	-
Proceeds from sale of oil and gas properties	-	3,065
Increase in salvage fund	(162)	(165)
Net cash (used in) provided by investing activities	(57)	689

Cash flows from financing activities
Repayments of long-term borrowings	(1,319)	(3,989)
Distributions	(1,853)	(473)
Net cash used in financing activities	(3,172)	(4,462)

Net decrease in cash and cash equivalents	(558)	(299)
Cash and cash equivalents, beginning of year	2,124	2,423
Cash and cash equivalents, end of year	$1,566	$2,124

Supplemental disclosure of cash flow information
Cash paid for interest	$234	$468

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$4	$509

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, management reviews its estimates, including those related to the fair value of financial instruments, depletion and amortization, determination of proved reserves, impairment of long-lived assets and asset retirement obligations. Actual results may differ from those estimates.

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

The Fund’s financial assets and liabilities consist of cash and cash equivalents, production receivable, due from affiliate, other current assets, salvage fund, due to operators, accrued expenses, other current liabilities and long-term debt. Except for long-term debt, the carrying amounts of these instruments approximate fair value due to their short-term nature. Mortgage-backed securities within the salvage fund were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets and the inputs were consistent with the Level 2 definition above. The Fund’s long-term debt is valued using an income approach and classified as Level 3 in the fair value hierarchy. The fair value of long-term debt is estimated by discounting future cash payments of principal and interest to a present value amount using a market yield for debt instruments with similar terms, maturities and credit ratings. The Fund also applies the provisions of the fair value measurement accounting guidance to its non-financial assets and liabilities, such as oil and gas properties and asset retirement obligations, on a non-recurring basis.

Cash and Cash Equivalents

All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of December 31, 2019, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution. As of December 31, 2019, the Fund’s bank balances, including salvage fund, were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund

The Fund deposits cash in a separate interest-bearing account, or salvage fund, to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund. As of December 31, 2018, the Fund had an investment in federal agency mortgage-backed securities within the salvage fund as detailed in the following table, which was classified as available-for-sale. Available-for-sale securities were carried in the financial statements at fair value.

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
	(in thousands)
Government National Mortgage Association security (GNMA July 2041)
December 31, 2018	$36	$1	$37

The unrealized gains on the Fund's investment in federal agency mortgage-backed securities were the result of fluctuations in market interest rates. The contractual cash flows of the investment were guaranteed by an agency of the U.S. government. Unrealized gains or losses on available-for-sale debt securities were reported in other comprehensive income until realized.

On October 21, 2019, the Fund sold all of its investment for gross proceeds of $37 thousand resulting in a de minimis realized gain, which was recorded within “Other income” on the Fund’s statements of operations during the year ended December 31, 2019. The unrealized gain of $1 thousand was reclassified out of “Accumulated other comprehensive income” and into “Other income” at the time of the sale.

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

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred based on expected future cash outflows required to satisfy the obligation discounted at the Fund’s credit-adjusted risk-free rate. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. The Fund maintains a salvage fund to provide for the funding of future asset retirement obligations. The following table presents changes in asset retirement obligations during the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Balance, beginning of year	$1,446	$1,401
Liabilities incurred	-	2
Liabilities settled/relieved	-	(54)
Accretion expense	22	25
Revision of estimates	32	72
Balance, end of year	$1,500	$1,446

Syndication Costs

Syndication costs are direct costs incurred by the Fund in connection with the offering of the Fund’s shares, including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition

The Fund recognizes oil and gas revenue from contracts with customers at the point when control of oil and natural gas is transferred to the customer at an amount that reflects the consideration the Fund expects to be entitled to in accordance with Accounting Standard Codification 606 Revenue from Contracts with Customers (“ASC 606”). The Fund’s revenue recognition policies, performance obligations and significant judgements in applying ASC 606 are described below.

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

The Fund assesses the performance obligations promised in its oil and natural gas contracts based on each unit of oil and natural gas that will be transferred to its customer because each unit is capable of being distinct. The Fund satisfies its performance obligation when control transfers at a point in time when its customer is able to direct the use of, and obtain substantially all of the benefits from, the oil and natural gas delivered. Under each of the Fund’s oil and natural gas contracts, contract prices are variable and based on an index in which the prices are published, which fluctuate as a result of related industry variables, adjusted for pricing differentials, quality of the oil and pipeline allowances. The use of index-based pricing with predictable differentials reduces the level of uncertainty related to oil and gas prices. Additionally, any variable consideration is not constrained. Payments are received in the month following the oil and natural gas production month. Adjustments that occur after delivery are reflected in revenue in the month payments are received.

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

Other Revenue

Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with an affiliated entity and other third parties. The Fund earns a fee for its services and recognizes these fees as revenue at the time its performance obligations are satisfied as the control of oil and natural gas is never transferred to the Fund, thus there are no unsatisfied performance obligations. The Fund’s project operator performs joint interest billing once the performance obligations have been satisfied, at which point the payment is unconditional. Accordingly, the Fund’s production handling, gathering and operating services agreement with an affiliated entity and other third parties does not give rise to contract assets or liabilities. The receivables related to the Fund’s proportionate share of revenue from an affiliate are included within “Due from affiliate” on the Fund’s balance sheets. The receivables related to the Fund’s proportionate share of revenue from third parties are presented as a reduction from “Due to operator” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund when the operator performs the joint interest billing of the lease operating expenses due from the Fund.

Prior Period Performance Obligations

The Fund records oil and gas revenue in the month production is delivered to its customers. However, settlement statements for residue gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered. As a result, the Fund is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the residue gas and NGLs. The Fund records the differences between its estimates and the actual amounts received in the month that the payment is received from the customer. The Fund has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During the years ended December 31, 2019 and 2018, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during the years ended December 31, 2019 and 2018. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas commodity prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

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

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders. The Fund files U.S. Federal and State tax returns and the 2016 through 2018 tax returns remain open for examination by tax authorities.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on fair value measurement, which adds, among other things, disclosure requirements for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This accounting guidance is effective for the Fund in the first quarter 2020 with early adoption permitted. The Fund will adopt this accounting guidance effective January 1, 2020. The adoption of this accounting guidance is not expected to have a material impact on the Fund’s financial statements.

In June 2016, the FASB issued accounting guidance on measurement of credit losses, which introduces, among other things, a new expected loss impairment model that applies to most financial assets measured at amortized cost and certain other instruments including trade and other receivables and other financial assets. Under the new accounting guidance, entities are required to estimate expected credit loss over the life of financial assets and record an allowance against the asset’s amortized cost basis to present the financial asset at the amount expected to be collected. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The accounting guidance and the most recent update issued in February 2020 are effective for the Fund in the first quarter of 2023 with early adoption permitted. The Fund early adopted this accounting guidance and related updates on January 1, 2020 and the adoption did not have a material impact on the Fund’s financial statements.

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

2. Oil and Gas Properties

The Fund, as well as other funds managed by the Manager, that invested in the Beta Project elected not to participate in the drilling of the 8th well proposed by Walter Oil and Gas Corporation. As a result, the Fund was due reimbursement for a portion of the cost relating to the slot on the Beta Project platform that was utilized by the other third-party working interest owners for the 8th well. On July 17, 2019, the Fund and the other third-party working interest owners in the Beta Project agreed to a reimbursement to the Fund of $0.5 million, which was recorded as a reduction to oil and gas properties on the Fund’s balance sheet as of December 31, 2019 and presented as “Reimbursement from operator for capital expenditures” in the investing section of the Fund’s statement of cash flows for the year ended December 31, 2019. The amount received was utilized by the Fund to repay a portion of the long-term debt outstanding under the Credit Agreement as defined below in Note 4.

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

The net carrying value of the working interest sold as of the closing date was approximately $2.2 million and the related asset retirement obligation was approximately $40 thousand. A gain to the Fund of $0.9 million was recognized during the year ended December 31, 2018, including post-closing adjustments. The proceeds from the sale were utilized by the Fund to repay a portion of the long-term debt outstanding under the Credit Agreement as defined below in Note 4.

3. Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. Management fees during each of the years ended December 31, 2019 and 2018 were $0.4 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2019 and 2018 were $0.3 million and $0.1 million, respectively.

Beta Sales and Transport, LLC

The Fund utilizes Beta Sales and Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.  In 2016, the Fund entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from the Fund all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third-party purchasers. Pursuant to the master agreement, Beta S&T is a pass-through entity such that it receives no benefit or compensation for the services provided under the master agreement or under any other agreements it enters into with regard to the oil and natural gas purchased from the Fund. The Fund and other funds managed by the Manager have agreed to indemnify, defend and hold harmless Beta S&T from and against all claims, liabilities, losses, causes of action, costs and expenses asserted against it as a result of or arising from any act or omission, breach and claims for losses or damages arising out of its dealing with third parties with respect to the transportation, processing or sale of oil and natural gas from the Beta Project. The revenues and expenses from the sale of oil and natural gas to third-party purchasers are recorded as oil and gas revenue and operating expenses in the Fund’s statements of operations and are allocable to the Fund based on the Fund’s working interest ownership in the Beta Project.

Production Handling, Gathering and Operating Services Agreement

The Fund and other third-party working interest owners in the Beta Project (collectively, the “Beta Project Owners”) are parties to a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”) and other third-party working interest owners in the Claiborne Project (collectively, the “Producers”), whereby the Beta Project Owners will provide services related to the production handling and delivery of oil and natural gas production from the Claiborne Project via their owned Beta Project production facility. Institutional Fund II is an entity that is managed by the Fund’s Manager. The PHA was effective on December 12, 2016 and will continue in effect unless terminated by default, the Beta Project Owners or the Producers pursuant to the terms of the PHA (as amended on February 10, 2017, March 9, 2017, September 19, 2018, November 30, 2018 and December 1, 2018). Under the terms of the PHA, the Producers have agreed to pay the Beta Project Owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility.

During fourth quarter 2018, the Beta Project Owners commenced their production and handling services for the oil and natural gas produced from the Claiborne Project. During each of the years ended December 31, 2019 and 2018, the Fund earned $0.1 million, representing its proportionate share of the production handling fees earned from Institutional Fund II, which is included within “Other revenue” on the Fund’s statements of operations. As of December 31, 2019 and 2018, the Fund’s receivables of $13 thousand and $0.1 million, respectively, related to the Fund’s proportionate share of revenue from Institutional Fund II are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. The revenue received from the PHA is utilized by the Fund to repay a portion of the long-term debt outstanding under its Credit Agreement (defined below) until the loan is repaid in full, in no event later than December 31, 2022. During the year ended December 31, 2018, the Fund recorded other income of $40 thousand related to a fee received upon execution of the PHA. There were no such amounts recorded during the year ended December 31, 2019.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

4. Credit Agreement – Beta Project Financing

As of December 31, 2019 and 2018, the Fund had outstanding borrowings of $1.9 million and $3.2 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”). As of December 31, 2019, the estimated fair value of the debt was $1.9 million.

Borrowings under the Credit Agreement bear interest at 8.75% compounded monthly. Principal and interest payments are based on the fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage is the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually beginning April 1, 2019 and each April 1st thereafter, and is based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineer’s proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan of December 31, 2022. As of April 1, 2019, the Fund’s fixed percentage was determined to be 30%. The loan may be prepaid by the Fund without premium or penalty. Pursuant to the Credit Agreement, the Fund also agreed to convey a fixed percentage of 10.81% overriding royalty interest in its working interest in the Beta Project to the lenders, which will become payable to the lenders on January 1, 2023.

As of December 31, 2019 and 2018, the unamortized debt discounts related to the loan of $11 thousand and $15 thousand, respectively, were presented as a reduction of “Long-term borrowings” on the Fund’s balance sheets. Amortization expense during the years ended December 31, 2019 and 2018 of $4 thousand and $1 thousand, respectively, was included on the Fund’s statements of operations within “Interest expense, net”. As of December 31, 2019 and 2018, there were no accrued interest costs outstanding. Interest costs incurred during the years ended December 31, 2019 and 2018 of $0.2 million and $0.5 million, respectively, were included on the Fund’s statements of operations within “Interest expense, net”.

As of December 31, 2019, the estimated principal repayments of debt are as follows: $0.9 million in 2020 and $1.0 million in 2021. The Credit Agreement contains customary covenants, with which the Fund was in compliance as of December 31, 2019 and 2018.

During third quarter 2018, the Fund determined that the terms of the fourth amendment to the Credit Agreement dated August 10, 2018 met the conditions of debt extinguishment pursuant to Accounting Standard Codification 470-50 Debt: Modification and Extinguishments guidance in a non-troubled debt restructuring. As a result, the Fund recorded a gain on debt extinguishment of $1.3 million, which was recorded within “Other income (loss)” in its statements of operations. The gain on debt extinguishment primarily represents non-cash gains associated with the change in the fair value of ORRI conveyed to the lenders totaling $1.3 million and the difference between the fair value of the new debt and the carrying amount of the old debt totaling $16 thousand.

5. Commitments and Contingencies

Capital Commitments

As of December 31, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $2.6 million (which include asset retirement obligations for the Fund’s projects of $1.9 million), none of which is expected to be spent during the year ending December 31, 2020. Future results of operations and cash flows are dependent on the related production of oil and gas revenues from the Beta Project.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Other Contingencies

The operator was subject to litigation with a third-party, relating to change order requests for the Beta Project platform.    The Fund was not a named party to the lawsuit filed and was not a party to the litigation; however, under the operating agreement (“OA”) the Fund is responsible for its proportionate share of costs of the litigation as well as any settlements made or judgement imposed upon the operator if the claim is based upon or arises from operations on the Beta project. Under the OA, the settlement required the Fund’s approval.  In February 2020, the Fund approved its proportionate share of the proposed settlement amount. The Fund determined that the approval of the proposed settlement represented the culmination of conditions existing as of December 31, 2019, and as a result, the Fund recorded its proportionate share of the settlement totaling $0.2 million within “Other general expense” on its statements of operations during the year ended December 31, 2019.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2019 and 2018, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”). Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of the review of NTL 2016-N01. As of December 31, 2019, the BOEM has not lifted its suspension of the implementation of NTL 2016-N01.  The impact of NTL 2016-N01, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2019	2018
	(in thousands)
Proved properties	$20,109	$20,663
Accumulated depletion and amortization	(11,302)	(9,405)
Oil and gas properties, net	$8,807	$11,258

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2019	2018
	(in thousands)
Exploration costs	$(1)	$8
Development costs	(579)	2,294
	$(580)	$2,302

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2019 and 2018. These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules. Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2019				December 31, 2018
	United States
	Oil (MBBLS)	NGL (MBBLS)	Gas (MMCF)	Total (MBOE) (a)	Oil (MBBLS)	NGL (MBBLS)	Gas (MMCF)	Total (MBOE) (a)

Proved developed and undeveloped reserves:
Beginning of year	304.2	24.2	152.0	353.8	261.6	20.6	132.4	304.3
Revisions of previous estimates (b)	22.4	4.5	44.2	34.2	156.7	14.5	92.4	186.6
Production	(59.6)	(6.3)	(40.3)	(72.6)	(73.3)	(8.0)	(53.6)	(90.2)
Sale of minerals in place (c)	-	-	-	-	(40.8)	(2.9)	(19.2)	(46.9)
End of year	267.0	22.4	155.9	315.4	304.2	24.2	152.0	353.8

Proved developed reserves:
Beginning of year	304.2	24.2	152.0	353.8	199.5	15.8	102.7	232.5
End of year	267.0	22.4	155.9	315.4	304.2	24.2	152.0	353.8

Proved undeveloped reserves:
Beginning of year	-	-	-	-	62.1	4.8	29.7	71.8
End of year	-	-	-	-	-	-	-	-

(a)	BOE refers to barrel of oil equivalent. Barrel of oil equivalent is based on six MCF of natural gas to one barrel of oil or one barrel of NGL, which reflects an energy content equivalency and not a price or revenue equivalency.
(b)	Revisions of previous estimates were attributable to well performance.
(c)	On August 10, 2018, the Fund sold a portion of the Fund’s working interest in the Beta Project to third parties.

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

	December 31,
	2019	2018
	(in thousands)
Future cash inflows	$15,118	$20,066
Future production costs	(3,211)	(2,627)
Future development costs	(2,605)	(2,631)
Future net cash flows	9,302	14,808
10% annual discount for estimated timing of cash flows	(1,365)	(2,439)
Standardized measure of discounted future estimated net cash flows	$7,937	$12,369

Table V - Changes in the Standardized Measure for Discounted Future Net Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2019	2018
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$(3,113)	$4,466
Sales and transfers of oil and gas produced during the period	(3,132)	(4,376)
Net change due to purchases and sales of minerals in place	-	(787)
Changes in estimated future development costs	26	395
Net change due to revisions in quantities estimates	1,102	7,686
Accretion of discount	1,237	573
Other	(552)	(1,321)
Aggregate change in the standardized measure of discounted future net cash flows for the year	$(4,432)	$6,636

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

