Form 10-Q
period 2021-09-30
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2021-11-08
CIK 1457919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 8, 2021, there were 207.7026 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY A-1 FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$978	$1,150
Salvage fund	58	365
Production receivable	99	221
Due from affiliate (Note 2)	11	92
Other current assets	53	60
Total current assets	1,199	1,888
Salvage fund	1,812	1,661
Oil and gas properties:
Proved properties	17,481	16,866
Less: accumulated depletion and amortization	(11,608)	(9,829)
Total oil and gas properties, net	5,873	7,037
Total assets	$8,884	$10,586

Liabilities and Members' Capital
Current liabilities:
Due to operators	$293	$16
Accrued expenses	67	51
Current portion of long-term borrowings	390	633
Asset retirement obligations	58	365
Total current liabilities	808	1,065
Long-term borrowings	-	787
Asset retirement obligations	908	1,200
Total liabilities	1,716	3,052
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(5,552)	(5,461)
Retained earnings	6,811	6,560
Manager's total	1,259	1,099
Shareholders:
Capital contributions ( 250 shares authorized; 207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(38,218)	(37,707)
Retained earnings	7,788	7,803
Shareholders' total	5,909	6,435
Total members' capital	7,168	7,534
Total liabilities and members' capital	$8,884	$10,586

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Oil and gas revenue	$608	$425	$2,066	$1,430
Other revenue	65	100	275	195
Total revenue	673	525	2,341	1,625
Expenses
Depletion and amortization	197	354	1,444	1,244
Operating expenses	57	132	258	486
Management fees to affiliate (Note 2)	73	75	221	249
General and administrative expenses	38	42	108	132
Total expenses	365	603	2,031	2,111
Income (loss) from operations	308	(78)	310	(486)
Interest expense, net	(17)	(38)	(74)	(111)
Net income (loss)	$291	$(116)	$236	$(597)

Manager Interest
Net income	$75	$39	$251	$103

Shareholder Interest
Net income (loss)	$216	$(155)	$(15)	$(700)
Net income (loss) per share	$1,038	$(745)	$(72)	$(3,371)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Nine months ended September 30, 2021
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2020	207.7026	$1,099	$6,435	$7,534
Distributions	-	(23)	(130)	(153)
Net income (loss)	-	81	(104)	(23)
Balances, March 31, 2021	207.7026	$1,157	$6,201	$7,358
Distributions	-	(24)	(136)	(160)
Net income (loss)	-	95	(127)	(32)
Balances, June 30, 2021	207.7026	$1,228	$5,938	$7,166
Distributions	-	(44)	(245)	(289)
Net income	-	75	216	291
Balances, September 30, 2021	207.7026	$1,259	$5,909	$7,168

	Nine months ended September 30, 2020
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2019	207.7026	$1,017	$7,809	$8,826
Distributions	-	(43)	(243)	(286)
Net income (loss)	-	63	(141)	(78)
Balances, March 31, 2020	207.7026	$1,037	$7,425	$8,462
Net income (loss)	-	1	(404)	(403)
Balances, June 30, 2020	207.7026	$1,038	$7,021	$8,059
Distributions	-	(8)	(42)	(50)
Net income (loss)	-	39	(155)	(116)
Balances, September 30, 2020	207.7026	$1,069	$6,824	$7,893

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities
Net income (loss)	$236	$(597)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and amortization	1,444	1,244
Accretion expense	20	20
Amortization of debt discounts	3	3
Changes in assets and liabilities:
Decrease in production receivable	122	249
Decrease (increase) in due from affiliate	81	(3)
Increase in other current assets	(7)	(24)
Decrease in due to operators	(5)	(220)
Increase in accrued expenses	16	9
Decrease in other current liabilities	-	(164)
Settlement of asset retirement obligations	(286)	-
Net cash provided by operating activities	1,624	517

Cash flows from investing activities
Capital expenditures for oil and gas properties	(317)	(30)
Proceeds from salvage fund	286	-
Increase in salvage fund	(130)	(117)
Net cash used in investing activities	(161)	(147)

Cash flows from financing activities
Repayments of long-term borrowings	(1,033)	(336)
Distributions	(602)	(336)
Net cash used in financing activities	(1,635)	(672)

Net decrease in cash and cash equivalents	(172)	(302)
Cash and cash equivalents, beginning of period	1,150	1,566
Cash and cash equivalents, end of period	$978	$1,264

Supplemental disclosure of cash flow information
Cash paid for interest	$71	$115

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$282	$-

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2020 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2021.

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

	Nine months ended September 30,
	2021	2020
	(in thousands)
Balance, beginning of period	$1,565	$1,500
Liabilities settled	(286)	-
Accretion expense	20	20
Revision of estimates	(333)	-
Balance, end of period	$966	$1,520

During the nine months ended September 30, 2021, the Fund recorded credits to depletion expense totaling $0.3 million primarily related to an adjustment to the asset retirement obligation for a fully depleted property.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and nine months ended September 30, 2021 and 2020, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2021 and 2020. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the nine months ended September 30, 2021 or through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2. Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and nine months ended September 30, 2021 and 2020 were $0.1 million and $0.2 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2021 were $44 thousand and $0.1 million, respectively. Distributions paid to the Manager during the three and nine months ended September 30, 2020 were $8 thousand and $0.1 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund and other third-party working interest owners in the Beta Project are parties to a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”), and other third-party working interest owners in the Claiborne Project. On September 23, 2020, a third-party working interest owner of the Claiborne Project executed a consent letter to assign the rights to the services under the PHA to Ridgewood Rattlesnake, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund III, L.P. (“Institutional Fund III”). Institutional Fund II and Institutional Fund III are entities that are managed by the Fund’s Manager. During the three and nine months ended September 30, 2021, the Fund earned $22 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from Institutional Fund II and Institutional Fund III, which is included within “Other revenue” on the Fund’s statements of operations. During the three and nine months ended September 30, 2020, the Fund earned $25 thousand and $49 thousand, respectively, representing its proportionate share of the production handling fees earned from Institutional Fund II, which is included within “Other revenue” on the Fund’s statements of operations. As of September 30, 2021 and December 31, 2020, the Fund’s receivables of $11 thousand and $18 thousand, respectively, related to the Fund’s proportionate share of revenue from Institutional Fund II and Institutional Fund III are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund. The revenue received from the PHA is utilized by the Fund to repay a portion of the long-term debt outstanding under its Credit Agreement (defined below) until the loan is repaid in full, in no event later than December 31, 2022.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3. Credit Agreement – Beta Project Financing

As of September 30, 2021 and December 31, 2020, the Fund had outstanding borrowings of $0.4 million and $1.4 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”). As of September 30, 2021, the estimated fair value of the debt was $0.4 million.

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

As of September 30, 2021 and December 31, 2020, the unamortized debt discounts related to the loan of $4 thousand and $7 thousand, respectively, were presented as a reduction of long-term borrowings on the Fund’s balance sheets. Amortization expense during each of the three and nine months ended September 30, 2021 and 2020 of $1 thousand and $3 thousand, respectively, was included on the Fund’s statements of operations within “Interest expense, net”. As of September 30, 2021 and December 31, 2020, there were no accrued interest costs outstanding. Interest costs incurred during the three and nine months ended September 30, 2021 of $16 thousand and $0.1 million, respectively, were included on the Fund’s statements of operations within “Interest expense, net”. Interest costs incurred during the three and nine months ended September 30, 2020 of $37 thousand and $0.1 million, respectively, were included on the Fund’s statements of operations within “Interest expense, net”.

The Credit Agreement contains customary covenants, with which the Fund was in compliance as of September 30, 2021 and December 31, 2020.

4.Commitments and Contingencies

Capital Commitments

As of September 30, 2021, the Fund’s estimated capital commitments related to its oil and gas properties were $2.5 million (which include asset retirement obligations for the Fund’s projects of $1.4 million), of which $0.6 million is expected to be spent during the next twelve months related to the recompletion work for the Beta Project and the settlement of asset retirement obligations for certain of the Fund’s projects. Future results of operations and cash flows are dependent on revenues from production and sale of oil and gas from the Beta Project.

Based upon its current cash position, salvage fund and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager may temporarily suspend distributions to accommodate the Fund’s short-term commitments if needed.

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

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2021 and December 31, 2020, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Supplemental Financial Assurance Requirements

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of-use and easements on the Outer Continental Shelf (“Lessees”). Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. The BOEM is not currently implementing NTL 2016-N01 and its status is uncertain. Notwithstanding the uncertain status of NTL 2016-N01, BOEM had continued under existing law to review supplemental financial assurance requirements relative to sole liability properties (i.e., properties in which only one company is liable for decommissioning). However, on August 18, 2021, the BOEM issued a Note to Stakeholders in which the BOEM stated that it was expanding its financial assurance efforts beyond sole liability projects to include “supplemental financial assurance of certain high-risk, non-sole liability properties” (those properties with more than one company potentially liable for decommissioning costs). The BOEM identified (i) inactive properties, (ii) those with less than five years of production left, and (iii) those with damaged infrastructure, as being high-risk, non-sole liability properties and for which supplemental financial assurance may be required. The BOEM may require the Fund to fully secure all of its potential abandonment liabilities, which potentially could increase costs to the Fund.

On October 16, 2020, BOEM and the Bureau of Safety and Environmental Enforcement published a proposed new rule at 85 FR 65904 on Risk, Management, Financial Assurance and Loss Prevention, addressing the streamlining of evaluation criteria when determining whether oil, gas and sulfur leases, right-of-use and easement grant holders, and pipeline right-of-way grant holders may be required to provide bonds or other security above the prescribed amounts for base bonds to ensure compliance with the Lessees’ obligations, primarily decommissioning obligations. The proposed rule was significantly less stringent with respect to financial assurance than NTL 2016-N01. To date, however, Interior has not issued a final rule but has indicated that it is reviewing the proposed rule. The Fund is not able to evaluate the impact of the proposed new rule on its operations or financial condition until a final rule is issued or some other definitive action is taken by the Interior or BOEM.

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

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. During first half of 2020, oil and natural gas commodity prices experienced significant volatility primarily attributable to the COVID-19 pandemic. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2021 and 2020 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices are further adversely impacted by the COVID-19 pandemic for a prolonged period, the Fund’s results of operations and liquidity will be materially adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2021	Budget	Status
		(in thousands)
Producing Properties
Beta Project	1.64%	$16,127	$18,010	The Beta Project includes the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in 2017. Wells #5 and #6 commenced production in 2018. Well #7 commenced production in 2019. Although the wells are currently producing, the project experienced storm shut-ins during third quarter 2021 as a result of Hurricane Ida, which passed directly through the corridor where the project is located. Production from one of the Beta Project's wells, which was shut-in since May 2021 due to recompletion work to allow it to produce from new reservoir sands, resumed in late-September 2021. During May 2020, production from the Beta Project was curtailed due to the low-price environment. Production from the wells returned in June 2020 at production levels prior to curtailment. During second half of 2020, the project experienced several periods of storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico. The Fund expects to spend $1.1 million for additional development costs and $0.8 million for asset retirement obligations.
Fully Depleted Properties
Liberty Project	2.0%	$3,288	$3,308	The Liberty Project, a single-well project, commenced production in 2010. The well reached the end of its productive life in first quarter 2020. During the nine months ended September 30, 2021, the Fund spent $0.3 million related to the settlement of the project's asset retirement obligations. The Fund expects to spend an additional $20 thousand for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2021 and 2020, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue
Oil and gas revenue	$608	$425	$2,066	$1,430
Other revenue	65	100	275	195
Total revenue	673	525	2,341	1,625
Expenses
Depletion and amortization	197	354	1,444	1,244
Operating expenses	57	132	258	486
Management fees to affiliate	73	75	221	249
General and administrative expenses	38	42	108	132
Total expenses	365	603	2,031	2,111
Income (loss) from operations	308	(78)	310	(486)
Interest expense, net	(17)	(38)	(74)	(111)
Net income (loss)	291	(116)	236	(597)

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2021 and 2020. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Number of wells producing	7	7	7	8
Total number of production days	408	557	1,588	1,791
Oil sales (in thousands of barrels)	8	10	31	36
Average oil price per barrel	$68	$40	$62	$37
Gas sales (in thousands of mcfs)	9	13	39	54
Average gas price per mcf	$5.02	$2.23	$4.09	$1.87

The decrease in the number of wells producing during the nine months ended September 30, 2021 related to the Liberty Project, which reached the end of its productive life during first quarter 2020. The decreases in production days and oil and gas volumes noted in the table above were primarily related to the Beta Project as a result of the shut-in of production from one of the project’s wells since May 2021 due to recompletion work coupled with the natural decline in production from the other wells. The recompleted well returned to production in late-September 2021. In addition, the decreases during the nine months ended September 30, 2021 were also attributable to the Liberty Project, which reached the end of its productive life during first quarter 2020. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2021 was $0.6 million, an increase of $0.2 million from the three months ended September 30, 2020. The increase was attributable to increased oil and gas prices totaling $0.3 million, partially offset by decreased sales volume totaling $0.1 million.

Oil and gas revenue during the nine months ended September 30, 2021 was $2.1 million, an increase of $0.6 million from the nine months ended September 30, 2020. The increase was attributable to increased oil and gas prices totaling $0.9 million, partially offset by decreased sales volume totaling $0.3 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2021 was $0.2 million, a decrease of $0.2 million from the three months ended September 30, 2020. The decrease was primarily attributable to an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.3 million during third quarter 2021 coupled with a decrease in production volumes totaling $0.1 million, partially offset by an increase in the average depletion rate totaling $0.2 million.

Depletion and amortization during the nine months ended September 30, 2021 was $1.4 million, an increase of $0.2 million from the nine months ended September 30, 2020. The increase was attributable to an increase in the average depletion rate totaling $0.7 million, partially offset by an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.3 million during third quarter 2021 coupled with a decrease in production volumes totaling $0.2 million.

The increases in the average depletion rates were primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers coupled with the higher cost of reserves from the Beta Project primarily due to the recompletion costs incurred for one of the project’s wells during 2021.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Reserves estimates may also be impacted by significant declines in oil and natural gas commodity prices due to the COVID-19 pandemic, which could result in higher depletion rates.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Lease operating expense	$36	$49	$114	$207
Transportation and processing expense	24	30	90	103
Insurance expense	18	22	55	58
Accretion expense and other	7	6	20	19
Workover expense	(28)	25	(21)	99
	$57	$132	$258	$486

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($7.94 per barrel of oil equivalent or “BOE”) and $0.3 million ($6.96 per BOE) during the three and nine months ended September 30, 2021, respectively, compared to $0.1 million ($8.25 per BOE) and $0.4 million ($8.17 per BOE) during the three and nine months ended September 30, 2020, respectively.

Production costs and production costs per BOE were relatively consistent during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decreases in production costs and production costs per BOE during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were primarily attributable to decreased oil and natural gas production from the Beta Project as a result of natural decline in production. In addition, the decreases were also attributable to the Liberty Project, which reached the end of its productive life during first quarter 2020.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2021 were $1.6 million, related to revenue received of $2.6 million, partially offset by the settlement of asset retirement obligations of $0.3 million, operating expenses of $0.3 million, management fees of $0.2 million, general and administrative expenses of $0.1 million and interest payments of $0.1 million.

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

Investing Cash Flows

Cash flows used in investing activities during the nine months ended September 30, 2021 were $0.2 million, related to capital expenditures for oil and gas properties of $0.3 million and investments in salvage fund of $0.1 million, partially offset by proceeds from the salvage fund of $0.3 million.

Cash flows used in investing activities during the nine months ended September 30, 2020 were $0.1 million, primarily related to investments in the salvage fund.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2021 were $1.6 million, related to the repayments of long-term borrowings of $1.0 million and manager and shareholder distributions of $0.6 million.

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

As of September 30, 2021, the Fund’s estimated capital commitments related to its oil and gas properties were $2.5 million (which include asset retirement obligations for the Fund’s projects of $1.4 million), of which $0.6 million is expected to be spent during the next twelve months related to the recompletion work for the Beta Project and the settlement of asset retirement obligations for certain of the Fund’s projects. Future results of operations and cash flows are dependent on revenues from production and sale of oil and gas from the Beta Project.

Based upon its current cash position, salvage fund and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager may temporarily suspend distributions to accommodate the Fund’s short-term commitments if needed.

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

Credit Agreement

As of September 30, 2021 and December 31, 2020, the Fund had outstanding borrowings of $0.4 million and $1.4 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”).

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

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warranties and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund is in compliance with all covenants under the Credit Agreement as of September 30, 2021 and December 31, 2020.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2021 and December 31, 2020 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2021 and December 31, 2020, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2021.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. The Fund has not experienced any material impact to internal control over financial reporting due to the COVID-19 pandemic.

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
Fund and Kathleen P. McSherry, Executive Vice President and
Chief Financial Officer of the Fund

Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY A-1 FUND, LLC
Dated:	November 8, 2021	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2021	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)