Form 10-K
period 2024-12-31
RIDGEWOOD ENERGY A-1 FUND LLC
filed 2025-02-26
CIK 1457919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-53895

Ridgewood Energy A-1 Fund, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0921132 (I.R.S. Employer Identification No.)

103 Foulk Road, Wilmington, DE 19803

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

There is no market for the shares of LLC Membership Interest in the Fund. As of February 26, 2025, there were 207.7026 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY A-1 FUND, LLC
2024 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy A-1 Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections and statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the impact on the Fund’s business and operations of any future widespread health emergencies or public health crises such as pandemics and epidemics, weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, the military conflicts between Russia and Ukraine and Israel and Iran (and proxies) and the global response to such conflicts, acts of terrorism and changes in domestic and foreign governmental regulations, as well as other risks and uncertainties discussed in this Annual Report in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity. Forward-looking statements made in this document speak only as of the date on which they are made. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

As compensation for its services, the Manager is entitled to receive an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. The Manager is entitled to receive the management fee from the Fund regardless of the Fund’s profitability in that year. Management fees during each of the years ended December 31, 2024 and 2023 were $0.3 million. Additionally, the Manager is entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2024 and 2023 were $0.2 million and $0.4 million, respectively.

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

Deepwater Royalty Relief

In addition to the Royalty Relief Rule, the Deepwater Royalty Relief Act of 1995 (the “Deepwater Royalty Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production. The Deepwater Royalty Relief Act expired in the year 2000 but was extended for qualified leases by the BOEM to promote continued interest in deepwater. The Fund currently has one project, the Beta Project, which is eligible for royalty relief under the Deepwater Royalty Relief Act. The Deepwater Royalty Relief Act does not apply to oil if the prices of oil exceed certain thresholds (currently estimated to be between $47.28 per barrel and $61.39 per barrel) adjusted annually for inflation. The Deepwater Royalty Relief Act does not apply to natural gas if the prices of natural gas exceed certain thresholds (currently estimated to be between $5.91 per mmbtu and $10.23 per mmbtu) adjusted annually for inflation.

Properties

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which the Fund owned a working interest as of December 31, 2024. Productive wells are producing wells and wells mechanically capable of production. Gross wells are the total number of wells in which the Fund owns a working interest. Net wells are the sum of the Fund’s fractional working interests owned in the gross wells. All of the wells, each of which produces both oil and natural gas, are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	7	0.11

Acreage Data

The following table sets forth the Fund’s working interests in developed and undeveloped oil and natural gas acreage as of December 31, 2024. Gross acres are the total number of acres in which the Fund owns a working interest. Net acres are the sum of the fractional working interests owned in gross acres. Ownership interests generally take the form of working interests in oil and natural gas leases that have varying terms. All of the Fund’s oil and natural gas acreage is located in the offshore waters of the Gulf of Mexico.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2024	Budget	Status
(in thousands)
Beta Project	1.64%	$16,493	$19,207	The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional five wells commenced production in 2017, 2018 and 2019. The Fund expects to spend $1.2 million for additional development costs and $1.5 million for asset retirement obligations.

Marketing/Customers

The Manager, on behalf of the Fund, markets the Fund’s oil and natural gas to third parties consistent with industry practice. The Fund utilizes Beta Sales and Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project. In 2016, the Fund entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from the Fund all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third-party purchasers. The number of customers purchasing the Fund’s oil and natural gas may vary from time to time. Currently, the Fund has two major customers in the public market. Because a ready market exists for oil and natural gas, the Fund believes that the loss of any individual customer would not have a material adverse effect on its financial position or results of operations. The Fund’s Beta Project is near existing transportation infrastructure and pipelines.

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

However, notwithstanding the ability of the Fund’s Beta Project to produce year-round, the project is located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather. Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any significant damage, shut-ins, or production stoppages due to hurricane activity in 2024.

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

Insurance

The Manager has obtained what it believes to be adequate insurance for the funds that it manages to cover the risks associated with the funds’ passive investments, including those of the Fund. Although the Fund is not an operator, the Manager has, nonetheless, obtained hazard, property, general liability and other insurance in commercially reasonable amounts to cover its projects, as well as general liability, cybersecurity, directors’ and officers’ liability and similar coverage for its business operations. However, there is no assurance that such insurance will be adequate to protect the Fund from material losses related to its projects. In addition, the Manager’s practice is to obtain insurance as a package that is intended to cover most, if not all, of the entities under its management. The Manager re-evaluates its insurance coverage on an annual basis. While the Manager believes it has obtained adequate insurance in accordance with customary industry practices, the possibility exists, depending on the extent of the insurable incident, that insurance coverage may not be sufficient to cover all losses. In addition, depending on the extent, nature and payment of any claims during a particular policy period to the Fund or its affiliates, yearly insurance coverage may be exhausted and become insufficient to cover a claim by the Fund in a given year.

Salvage Fund

The Fund deposits cash in a separate interest-bearing account, or salvage fund, to provide for its proportionate share of the cost of dismantling and removal of production platforms and facilities and plugging and abandoning the wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. As of December 31, 2024, the Fund had $1.9 million invested in a salvage fund. On a monthly basis, the Fund contributes to the salvage fund a portion of its operating income to fund its asset retirement obligations as necessary. Such contributions to the salvage fund will reduce the amount of cash distributions that could otherwise be made to investors by the Fund. Any portion of the salvage fund that remains after the Fund has paid for all of its asset retirement obligations will be distributed to the shareholders and the Manager. There are no restrictions on withdrawals from the salvage fund.

Employees

The Fund has no employees. The Manager operates and manages the Fund.

Offices

The Manager’s administrative office is located at 14 Philips Parkway, Montvale, NJ 07645, and their phone number is 800-942-5550. The Manager leases additional office space at Two Soundview Drive, Greenwich, CT 06830 and 1254 Enclave Parkway, Houston, TX 77077.

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

BSEE and BOEM Supplemental Financial Assurance Requirements

On October 16, 2020, BOEM and BSEE published a proposed new rule entitled “Risk Management, Financial Assurance and Loss Prevention” to update BOEM’s financial assurance criteria and other BSEE-administered regulations. Upon review of the 2020 joint proposed rule and analysis of public comments, the Secretary of the Interior elected to separate the BOEM and BSEE portions of the supplemental bonding requirements. BSEE finalized some provisions from the 2020 proposal as discussed below. BOEM rescinded its portion of the 2020 proposed rule and issued its new rule below.

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

On April 24, 2024, BOEM published a final rule at 89 FR 31544 on Risk Management and Financial Assurance for OCS Lease and Grant Obligations, effective June 29, 2024. This rule substantially revises the supplemental financial assurance requirements for decommissioning offshore wells and infrastructure once they are no longer in use. The rule establishes a simplified test using only two criteria by which BOEM would determine whether supplemental financial assurance should be required of OCS oil and gas lessees: (1) credit rating, and (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. If a current lessee meets one of these criteria, it will not be required to provide supplemental financial assurance. In addition, as it relates to supplemental financial assurance requirements for OCS oil and gas right-of-use and easement grant holders, BOEM will only consider the first criteria – i.e., credit rating. Under the rule, BOEM would no longer consider or rely upon the financial strength of prior grant holders and lessees in determining whether, or how much, supplemental financial assurance should be provided by the current grant holders and lessees. The rule would allow existing lessees and grant holders to request phased-in payments over three years to meet the new financial assurance amounts. On June 28, 2024, BOEM issued a timeline on its website for implementing the rule. BOEM indicates that it will begin sending out notices to companies to submit financial and property information, to which such companies have six months to respond.  BOEM can take up to 18 months from receipt of such information to complete its review and an additional six months thereafter to complete financial assurance demands.   Moreover, on June 17, 2024, the States of Louisiana, Texas and Mississippi, along with several industry advocate groups, filed a lawsuit in federal court in Louisiana challenging many parts of the rule and BOEM’s statutory power to issue it.   That litigation is ongoing, and decision on the motion to stay the rule is pending. The Fund has evaluated the impact of the new rule on its operations and increased its estimated asset retirement obligations. The Fund will also continue to maintain the salvage fund, a separate interest-bearing account, to fund its proportionate share of the estimated future costs of decommissioning liabilities for its projects. The Fund will continue to reassess its estimated decommissioning liabilities and reserve for additional funding as necessary.

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

International Maritime Organization 2020. In 2016, the International Maritime Organization (“IMO”), a United Nations (“UN”) Agency, instituted a reduction in the sulfur specifications for global marine fuels from 3.5% to 0.5% effective January 1, 2020 in order to reduce the emissions of sulfur to the atmosphere. Shipping companies have the option to buy low sulfur fuel or install scrubbers to lower sulfur emissions to comply with the new regulation. The IMO currently has 176 UN member states that are responsible for monitoring the compliance of the shipping community with this new regulation. The impact to the Fund from this 2020 regulation could be that heavier sour crudes, such as from the Beta Project, could fall in value relative to lighter sweet crudes as a result of excess high sulfur fuel on the market and subsequent refinery crude slate changes. However, the price of heavier sour crudes in the market continues to be supported by tightness in supply for such crude, new refinery capacity consuming medium/high sulfur crudes and refinery optimization around high sulfur products. As such, the Fund believes IMO 2020 will not in the future have a material impact on the Fund’s operations or financial condition. On July 7, 2023, the Maritime Environmental Protection Committee of IMO adopted the 2023 IMO Strategy on Reduction of GHG emission technologies, fuels and/or energy sources to represent at least 5% of energy used by international shipping by 2030. The Fund is not able to evaluate the impact of the 2023 IMO Strategy to its operations or financial condition until specific regulatory measures are adopted or some other definitive action is taken by the IMO.

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

Other Environmental Laws. In addition to the above, the Fund’s operations may be subject to the Resource Conservation and Recovery Act of 1976, as amended, which regulates the generation, transportation, treatment, storage, disposal and cleanup of certain hazardous wastes, as well as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, which imposes joint and several liability without regard to fault or legality of conduct on classes of persons who are considered responsible for the release of a hazardous substance into the environment. Additionally, certain of the Fund’s operations (or actions relating to same) may be subject to the National Environmental Policy Act (“NEPA”), as amended by the Fiscal Responsibility Act of 2023, which requires in general that federal agencies assess the environmental effects of proposed federal actions, typically in the context of projects requiring a federal permit or authorization. Development of oil and gas pipelines are among the types of activities that could trigger NEPA and require such review. On July 16, 2020, the Council on Environmental Quality (“CEQ”) published a final rule to amend NEPA regulations to, among other things, clarify when NEPA applies, amend the definition of “effect” in the agency review, streamline the NEPA review, and provide additional flexibility for public involvement. Subsequently, in 2021, the CEQ withdrew the 2020 rule and is now engaged in a comprehensive review of the 2020 rule. The CEQ issued an Interim Final Rule on June 29, 2021, which extended the deadline by two years (to September 14, 2023) for federal agencies to develop or update their NEPA implementing procedures to conform to the CEQ regulations. As part of the CEQ’s two-phased approach to its review of the 2020 rule, on April 20, 2022, the CEQ published its final rule in the Federal Register for the Phase I rulemaking to amend a certain provision of the NEPA regulations, which, restored provisions that were in effect before the 2020 modification of the rule. This Phase I rule became effective on May 20, 2022. On July 1, 2024, the CEQ published a final rule in the Federal Register for the Phase II rulemaking. The Phase II regulations revised the definition for an agency’s level of analysis for a proposed agency action under NEPA, including expanding the geographic scope of that analysis, changed when agencies can “tier” to an existing programmatic analysis, and strengthened the environmental justice components of NEPA review. On January 9, 2023, the CEQ published in 88 FR 1196 interim guidance to assist agencies with analyzing GHG emissions and climate change effects for projects that are subject to NEPA review; this guidance became effective immediately. The Fund’s operations may be subject to analogous and comparable state laws and regulations, in addition to these federal statutes and regulations.

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

Under the Fund’s LLC Agreement, the Fund has the authority to utilize derivative instruments to manage the price risk attributable to its oil and gas production. The Dodd-Frank Act mandates that many derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. The Fund is not currently, and has not been during 2024, or at any time since 2012, a party to any derivative instruments or hedging programs.

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

In 2024, there were no risks from cybersecurity threats that have materially affected or reasonably likely to materially affect the Fund, its business strategy, results of operations or financial condition.

ITEM 2.  PROPERTIES

The information regarding the Fund’s Beta Project that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity

During the years ended December 31, 2024 and 2023, the Fund had no drilling activity for exploratory and developmental wells.

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

The Fund’s reserve estimates as of December 31, 2024 and 2023 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

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

Proved Undeveloped Reserves.  As of December 31, 2024, the Fund had proved undeveloped reserves related to the Beta Project totaling 37 thousand barrels of oil, 3 thousand barrels of natural gas liquid (“NGL”) and 18 thousand mcf of natural gas. As of December 31, 2023, the Fund had proved undeveloped reserves related to the Beta Project totaling 26 thousand barrels of oil, 3 thousand barrels of NGL and 13 thousand mcf of natural gas. The Beta Project was determined to be a discovery in 2012 and commenced production in 2016. The increase in total proved undeveloped reserves at December 31, 2024 was primarily due to the addition of new proved undeveloped reserves from a planned recompletion partially offset by a downward revision due to well performance.

The proved undeveloped reserves relating to the Beta Project, which were initially assigned at the end of the year 2021, 2022 and 2024, are associated with planned well recompletions. The Fund did not incur costs during the year ended December 31, 2024 to advance the development of its proved undeveloped reserves related to the Beta Project. The Fund expects additional recompletion operations to be completed in 2025 and 2026 related to the Beta Project.

Information regarding estimated future development costs relating to the Beta Project, which is contained in Item 1. “Business” of this Annual Report under the heading “Properties,” is incorporated herein by reference. Estimated future development costs include capital spending on planned well recompletions.

Production and Prices

The information regarding the Fund’s production of oil and natural gas, and certain price and cost information during the years ended December 31, 2024 and 2023 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.  The Form 10-K for the fiscal year ended December 31, 2023 provides information regarding the Fund’s production of oil and natural gas, and certain price and cost information during the years ended December 31, 2023 and 2022 contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” that is incorporated herein by reference.

Delivery Commitments

As of December 31, 2024, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As such, the Fund has not adopted insider trading policies and procedures. As of January 31, 2025, there were 667 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement. At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders. Distributions may be impacted by amounts of future capital required for the costs associated with the well recompletions for the Beta Project, as budgeted, as well as the funding of estimated asset retirement obligations. Distributions may also be impacted by fluctuations in oil and natural gas commodity prices. There is no requirement to distribute available cash and, as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2024 and 2023, the Fund paid distributions totaling $1.4 million and $2.4 million, respectively.

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

Market Conditions

Although the oil market demonstrated stability during the first half of 2024, oil prices softened during the latter half of 2024 beginning in August. Management believes uncertainty affecting the crude market relating to (i) the potential implementation of U.S. tariffs on Mexico and Canada, (ii) the new U.S. Administration’s position on Iran, (iii) the next phase in the Russia-Ukraine war, and (iv) the global economy, which is highly impacted by U.S.-China relations, will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

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

Oil and natural gas commodity prices have been subject to significant volatility during the past several years and the outlook continues to be volatile. Although volatile, the overall trend for the crude oil market during the year ended December 31, 2024 has been in line with the prior year. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the average oil and natural gas prices received by the Fund during the years ended December 31, 2024 and 2023 and the effect of such average prices on the Fund’s results of operations.

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

Results of Operations

The following table summarizes the Fund’s results of operations during the years ended December 31, 2024 and 2023, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2024	2023
	(in thousands)
Revenue
Oil and gas revenue	$1,958	$2,942
Other revenue	167	182
Total revenue	2,125	3,124
Expenses
Depletion and amortization	960	1,748
Operating expenses	346	434
Management fees to affiliate	290	291
General and administrative expenses	163	151
Total expenses	1,759	2,624
Income from operations	366	500
Interest income	105	70
Net income	$471	$570

Overview. The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2024 and 2023. NGL sales are included within gas sales.

	Year ended December 31,
	2024	2023
Number of wells producing	7	7
Total number of production days	2,420	2,509
Oil sales (in thousands of barrels)	25	37
Average oil price per barrel	$75	$75
Gas sales (in thousands of mcfs)	35	55
Average gas price per mcf	$3.21	$3.28

The decrease in production days noted in the table above was attributable to storm-related safety shut-in during mid-September 2024. One Beta Project well loaded up with water upon restart but came back on production in early October 2024. The decrease in production days was also attributable to the scheduled maintenance shut-in during March 2024 at a third-party gas processing facility through which natural gas production from the Beta Project flows. Production from the project resumed at the end of March 2024. The decreases in sales volumes noted in the table above were primarily attributable to natural declines in production from the Beta Project’s wells.

See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue. Oil and gas revenue during the year ended December 31, 2024 was $2.0 million, a decrease of $1.0 million from the year ended December 31, 2023. The decrease was primarily attributable to decreased sales volume totaling $1.0 million.

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

Depletion and Amortization. Depletion and amortization during the year ended December 31, 2024 was $1.0 million, a decrease of $0.8 million from the year ended December 31, 2023. The decrease was primarily attributable to a decrease in production volumes totaling $0.5 million and a decrease in the average depletion rate totaling $0.2 million.

The decrease in the average depletion rate was primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2024	2023
	(in thousands)
Lease operating expense	$169	$195
Transportation and processing expense	86	126
Accretion expense	54	42
Insurance expense	37	47
Workover expense	-	24
	$346	$434

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.3 million ($9.56 per barrel of oil equivalent or “BOE”) during the year ended December 31, 2024, compared to $0.4 million ($7.98 per BOE) during the year ended December 31, 2023.

Production costs were relatively consistent during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in production costs per BOE during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily attributable to the Beta Project’s reduced production volumes coupled with the impact of an adjustment to the lease operating expense for a fully depleted property during the first quarter 2023.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the year ended December 31, 2024 were $1.5 million, related to revenue received of $2.2 million and interest income received of $0.1 million, partially offset by operating expenses of $0.3 million, management fees of $0.3 million and general and administrative expenses of $0.2 million.

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

Investing Cash Flows

Cash flows provided by investing activities during the year ended December 31, 2024 were $0.2 million, primarily related to proceeds from the salvage fund of $0.3 million, partially offset by investments in salvage fund of $0.1 million.

Cash flows used in investing activities during the year ended December 31, 2023 were $0.2 million, primarily related to investments in salvage fund of $0.2 million.

Financing Cash Flows

Cash flows used in financing activities during the year ended December 31, 2024 were $1.4 million, related to manager and shareholder distributions.

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

As of December 31, 2024, the Fund’s estimated capital commitments related to its oil and gas properties were $3.5 million (which include asset retirement obligations for the Fund’s projects of $2.3 million), of which $1.0 million is expected to be spent during the year ending December 31, 2025. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of December 31, 2024 and 2023, other than those discussed in “Capital Expenditures” above.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2024. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2024, the Fund’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer of the Fund has concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter 2024, no officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager. The Manager has very broad authority, including the authority to appoint the executive officers of the Fund. Executive officers of the Fund and their ages as of December 31, 2024 are as follows:

Name, Age and Position with Registrant

Kathleen P. McSherry, 59 Chief Executive Officer and Executive Vice President, Chief Financial Officer and Assistant Secretary

Daniel V. Gulino, 64 Senior Vice President - Legal and Secretary

Maria E. Haggerty, 54 Chief Compliance Officer and Vice President – Legal

The officers in the above table have been officers of the Fund since February 3, 2009, the date of inception of the Fund, with the exception of Ms. Haggerty, who was appointed as an officer of the Fund on February 22, 2024. The officers are employed by and paid exclusively by the Manager. Set forth below is certain biographical information regarding the executive officers of Ridgewood Energy and the Fund:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 207.7026 shares outstanding as of January 31, 2025. No officer of the Fund owns any of the Shares and no person owns more than 5% of the Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the LLC Agreement, the Manager renders management, advisory and administrative services to the Fund. For such services, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. Management fees during each of the years ended December 31, 2024 and 2023 were $0.3 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2024 and 2023 were $0.2 million and $0.4 million, respectively.

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

The Fund and other third-party working interest owners in the Beta Project (collectively, the “Beta Project Owners”) are parties to a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Stingray L.P. (“Stingray”) and other third-party working interest owners in the Claiborne Project (collectively, the “Producers”), whereby the Beta Project Owners will provide services related to the production handling and delivery of oil and natural gas production from the Claiborne Project via their owned Beta Project production facility. The PHA was effective on December 12, 2016 and will continue in effect unless terminated by default, by the Beta Project Owners or the Producers pursuant to the terms of the PHA (as amended on February 10, 2017, March 9, 2017, September 19, 2018, November 30, 2018 and December 1, 2018). On September 23, 2020, a third-party working interest owner of the Claiborne Project executed a consent letter to assign the rights to the services under the PHA to Ridgewood Rattlesnake, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund III, L.P. (“Institutional Fund III”). On May 12, 2022, a third-party working interest owner executed an assignment and bill of sale agreement to assign the rights to the services under the PHA to Ridgewood Institutional IV Prospective Leases, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund IV, L.P. (“Institutional Fund IV”). Ridgewood Claiborne, LLC was a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II (“Institutional Fund II”), which transferred its ownership to Stingray on September 30, 2024. Stingray, Institutional Fund II, Institutional Fund III and Institutional Fund IV are entities that are managed by the Fund’s Manager. Under the terms of the PHA, the Producers have agreed to pay the Beta Project Owners a fixed production handling fee for each barrel of oil and mcf of natural gas produced through the Beta Project production facility. See Note 2 of “Notes to Financial Statements” – “Related Parties” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the PHA.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP during the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023
	(in thousands)
Audit fees (1)	$82	$82

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY A-1 FUND, LLC

Date: February 26, 2025	By:	/s/ KATHLEEN P. MCSHERRY
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

Signature	Capacity	Date

/s/ KATHLEEN P. MCSHERRY	Chief Executive Officer	February 26, 2025
Kathleen P. McSherry	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

RIDGEWOOD ENERGY CORPORATION

BY: /s/ MARIA E. HAGGERTY	Chief Compliance Officer and Vice President – Legal	February 26, 2025
Maria E. Haggerty	of the Manager

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Manager of Ridgewood Energy A-1 Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ridgewood Energy A-1 Fund, LLC (the "Fund") as of December 31, 2024 and 2023, the related statements of operations, changes in members' capital, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

The Fund’s oil and gas properties, net balance was $1.7 million as of December 31, 2024 and depletion and amortization expense recognized was $1 million for the period ended December 31, 2024. No impairment was recognized during 2024.

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

February 26, 2025

We have served as the Fund's auditor since 2009.

RIDGEWOOD ENERGY A-1 FUND, LLC

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$446	$131
Production receivable	136	208
Due from affiliate (Note 2)	15	7
Other current assets	32	27
Total current assets	629	373
Salvage fund	1,940	2,170
Oil and gas properties:
Proved properties	18,309	18,040
Less: accumulated depletion and amortization	(16,648)	(15,807)
Total oil and gas properties, net	1,661	2,233
Total assets	$4,230	$4,776

Liabilities and Members' Capital
Current liabilities:
Due to operators	$17	$43
Accrued expenses	60	49
Total current liabilities	77	92
Asset retirement obligations	1,744	1,300
Total liabilities	1,821	1,392
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(6,896)	(6,679)
Retained earnings	8,175	7,977
Manager's total	1,279	1,298
Shareholders:
Capital contributions (250 shares authorized; 207.7026 issued and outstanding)	41,143	41,143
Syndication costs	(4,804)	(4,804)
Distributions	(45,834)	(44,605)
Retained earnings	10,625	10,352
Shareholders' total	1,130	2,086
Total members' capital	2,409	3,384
Total liabilities and members' capital	$4,230	$4,776

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2024	2023
Revenue
Oil and gas revenue	$1,958	$2,942
Other revenue	167	182
Total revenue	2,125	3,124
Expenses
Depletion and amortization	960	1,748
Operating expenses	346	434
Management fees to affiliate (Note 2)	290	291
General and administrative expenses	163	151
Total expenses	1,759	2,624
Income from operations	366	500
Interest income	105	70
Net income	$471	$570

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC

STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

(in thousands, except share data)

		# of Shares	Manager	Shareholders	Total
Balances, December 31, 2022	-	207.7026	$1,334	$3,891	$5,225
Distributions		-	(362)	(2,049)	(2,411)
Net income	-	-	326	244	570
Balances, December 31, 2023	-	207.7026	$1,298	$2,086	$3,384
Distributions		-	(217)	(1,229)	(1,446)
Net Income	-	-	198	273	471
Balances, December 31,2024	-	207.7026	$1,279	$1,130	$2,409

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY A-1 FUND, LLC

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$471	$570
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	960	1,748
Accretion expense	54	42
Changes in assets and liabilities:
Decrease in production receivable	72	157
(Increase) decrease in due from affiliate	(8)	3
(Increase) decrease in other current assets	(5)	5
Decrease in due to operators	(26)	(21)
Increase (decrease) in accrued expenses	11	(70)
Credit from asset retirement obligations	-	3
Net cash provided by operating activities	1,529	2,437

Cash flows from investing activities
Credits (capital expenditures) for oil and gas properties	2	(15)
Proceeds from salvage fund	325	37
Increase in salvage fund	(95)	(181)
Net cash provided by (used in) investing activities	232	(159)

Cash flows from financing activities
Distributions	(1,446)	(2,411)
Net cash used in financing activities	(1,446)	(2,411)

Net increase (decrease) in cash and cash equivalents	315	(133)
Cash and cash equivalents, beginning of year	131	264
Cash and cash equivalents, end of year	$446	$131

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

Cash and Cash Equivalents

All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of December 31, 2024, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution. As of December 31, 2024, the Fund’s bank balances, including salvage fund, exceeded federally insured limits by $2.3 million.

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

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred based on expected future cash outflows required to satisfy the obligation discounted at the Fund’s credit-adjusted risk-free rate. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. The Fund maintains a salvage fund to provide for the funding of future asset retirement obligations. The following table presents changes in asset retirement obligations during the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
	(in thousands)
Balance, beginning of year	$1,300	$1,075
Liabilities settled/relieved	-	(37)
Accretion expense	54	42
Revision of estimates	390	220
Balance, end of year	$1,744	$1,300

During each of the years ended December 31, 2024 and 2023, the Fund recorded depletion expense totaling $0.1 million related to adjustments to the asset retirement obligations for fully depleted properties. On September 12, 2023, the Fund entered into a bill of sale agreement with the operator of the Liberty and Carrera projects to sell its proportionate ownership in the producer-owned platform facilities and certain components of the subsea production systems of the projects. The agreement relieved the Fund from all abandonment obligations related to the equipment. As a result, the Fund relieved the remaining asset retirement obligations in the Liberty and Carrera projects totaling $40 thousand.

Syndication Costs

Syndication costs are direct costs incurred by the Fund in connection with the offering of the Fund’s shares, including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition

Oil and gas revenues from contracts with customers are recognized at the point when control of oil and natural gas is transferred to the customers in accordance with Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Fund’s revenue recognition policies, performance obligations and significant judgments in applying ASC 606 are described below.

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

Prior Period Performance Obligations

The Fund records oil and gas revenue in the month production is delivered to its customers. However, settlement statements for residue gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered. As a result, the Fund is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the residue gas and NGLs. The Fund records the differences between its estimates and the actual amounts received in the month that the payment is received from the customer. The Fund has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During the years ended December 31, 2024 and 2023, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during the years ended December 31, 2024 and 2023. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

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

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders. The Fund files U.S. Federal and State tax returns and the 2021 through 2023 tax returns remain open for examination by tax authorities.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the required disaggregated disclosures of certain costs and expenses on the statement of operations on an annual and interim basis. The accounting guidance is effective for the Fund for the fiscal year ending December 31, 2027 and for interim periods within the fiscal year ending December 31, 2028 with early adoption permitted. The accounting guidance should be applied on a prospective basis, but retrospective application is also permitted. The Fund is currently evaluating the effect of this accounting guidance on the Fund’s disclosures.

In November 2023, the FASB issued accounting guidance on the required disclosures for segment reporting. The accounting guidance is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The accounting guidance was effective for the Fund for the fiscal year ended December 31, 2024 and for interim periods within the fiscal year ending December 31, 2025 on a retrospective basis. The Fund adopted this accounting guidance by making the required disclosures in Note 4. Such adoption did not have any impact on the Fund’s results of operations, financial position or cash flows.

2. Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the years ended December 31, 2024 and 2023 were $0.3 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2024 and 2023 were $0.2 million and $0.4 million, respectively.

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

Production Handling, Gathering and Operating Services Agreement

The Fund and other third-party working interest owners in the Beta Project (collectively, the “Beta Project Owners”) are parties to a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Stingray L.P. (“Stingray”) and other third-party working interest owners in the Claiborne Project (collectively, the “Producers”), whereby the Beta Project Owners will provide services related to the production handling and delivery of oil and natural gas production from the Claiborne Project via their owned Beta Project production facility. The PHA was effective on December 12, 2016 and will continue in effect unless terminated by default, by the Beta Project Owners or the Producers pursuant to the terms of the PHA (as amended on February 10, 2017, March 9, 2017, September 19, 2018, November 30, 2018 and December 1, 2018). On September 23, 2020, a third-party working interest owner of the Claiborne Project executed a consent letter to assign the rights to the services under the PHA to Ridgewood Rattlesnake, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund III, L.P. (“Institutional Fund III”). On May 12, 2022, a third-party working interest owner executed an assignment and bill of sale agreement to assign the rights to the services under the PHA to Ridgewood Institutional IV Prospective Leases, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund IV, L.P. (“Institutional Fund IV”). Ridgewood Claiborne, LLC was a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II (“Institutional Fund II”), which transferred its ownership to Stingray on September 30, 2024. Stingray, Institutional Fund II, Institutional Fund III and Institutional Fund IV are entities that are managed by the Fund’s Manager. Under the terms of the PHA, the Producers have agreed to pay the Beta Project Owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility.

During each of the years ended December 31, 2024 and 2023, the Fund earned $0.1 million, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of December 31, 2024 and 2023, the Fund’s receivables of $15 thousand and $7 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3. Commitments and Contingencies

Capital Commitments

As of December 31, 2024, the Fund’s estimated capital commitments related to its oil and gas properties were $3.5 million (which include asset retirement obligations for the Fund’s projects of $2.3 million), of which $1.0 million is expected to be spent during the year ending December 31, 2025. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Beta Project. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from market conditions

Although the oil market demonstrated stability during the first half of 2024, oil prices softened during the latter half of 2024 beginning in August. Management believes uncertainty affecting the crude market relating to (i) the potential implementation of U.S. tariffs on Mexico and Canada, (ii) the new U.S. Administration’s position on Iran, (iii) the next phase in the Russia-Ukraine war, and (iv) the global economy, which is highly impacted by U.S.-China relations, will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2024 and 2023, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements aside from the following:

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

On April 24, 2024, BOEM published a final rule at 89 FR 31544 on Risk Management and Financial Assurance for OCS Lease and Grant Obligations, effective June 29, 2024. This rule substantially revises the supplemental financial assurance requirements for decommissioning offshore wells and infrastructure once they are no longer in use. The rule establishes a simplified test using only two criteria by which BOEM would determine whether supplemental financial assurance should be required of OCS oil and gas lessees: (1) credit rating, and (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. If a current lessee meets one of these criteria, it will not be required to provide supplemental financial assurance. In addition, as it relates to supplemental financial assurance requirements for OCS oil and gas right-of-use and easement grant holders, BOEM will only consider the first criteria – i.e., credit rating. Under the rule, BOEM would no longer consider or rely upon the financial strength of prior grant holders and lessees in determining whether, or how much, supplemental financial assurance should be provided by the current grant holders and lessees. The rule would allow existing lessees and grant holders to request phased-in payments over three years to meet the new financial assurance amounts. On June 28, 2024, BOEM issued a timeline on its website for implementing the rule. BOEM indicates that it will begin sending out notices to companies to submit financial and property information, to which such companies have six months to respond.  BOEM can take up to 18 months from receipt of such information to complete its review and an additional six months thereafter to complete financial assurance demands.   Moreover, on June 17, 2024, the States of Louisiana, Texas and Mississippi, along with several industry advocate groups, filed a lawsuit in federal court in Louisiana challenging many parts of the rule and BOEM’s statutory power to issue it.  That litigation is ongoing, and a decision on the motion to stay the rule is pending. The Fund has evaluated the impact of the new rule on its operations and increased its estimated asset retirement obligations. The Fund will also continue to maintain the salvage fund, a separate interest-bearing account, to fund its proportionate share of the estimated future costs of decommissioning liabilities for its projects. The Fund will continue to reassess its estimated decommissioning liabilities and reserve for additional funding as necessary.

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

4. Segment Information

The Fund’s operations are managed through a single operating segment. As such, the Fund has only a single reportable segment that derives its revenue from the sale of oil and gas. The Fund is engaged solely in oil and gas activities, all of which are located in the United States offshore waters of the Gulf of Mexico. The Fund’s chief operating decision-maker (“CODM”) is the Chief Executive Officer and Executive Vice President, Chief Financial Officer and Assistant Secretary of the Fund, who reviews the Fund’s operating results to make decisions about allocating resources and assessing performance for the Fund. The profit or loss metric used to evaluate segment performance is net income; consistent with net income reported on the statement of operations. The CODM uses net income to evaluate income generated from segment assets (return on assets) in determining distributions to the Manager and shareholders.

The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in Note 1.

The measure of segment assets is reported on the balance sheet as total assets.

Revenues from one customer represent approximately $1.8 million of the Fund's total revenue.

The following table is a summary of segment information for the years ended December 31, 2024 and 2023.

	December 31,
	2024	2023
	(in thousands)
Revenue:
Oil and gas revenue	$1,958	$2,942
Other revenue	167	182
Total revenue	2,125	3,124
Less:
Depletion and amortization	960	1,748
Lease operating expense	169	195
Transportation and processing expense	86	126
Insurance expense	37	47
Workover expense	-	24
Management fees to affiliate	290	291
Other segment items	112	123
Net income	$471	$570

Other segment items include accretion expense related to the asset retirement obligations established for the Fund’s oil and gas properties, general and administrative expenses representing costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses, net of interest income earned on cash and cash equivalents and salvage fund.

The measure of expenditures for segment assets is reported on the statements of cash flows as “Credits (capital expenditures) for oil and gas properties.” Significant noncash items represent “Depletion and amortization” and “Accretion expense” as reported on the statements of cash flows.

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

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2024	2023
	(in thousands)
Proved properties	$18,309	$18,040
Accumulated depletion and amortization	(16,648)	(15,807)
Oil and gas properties, net	$1,661	$2,233

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2024	2023
	(in thousands)
Development costs	$388	$236
	$388	$236

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2024 and 2023. These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules. Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2024				December 31, 2023
	United States
	Oil (MBBLS)	NGL (MBBLS)	Gas (MMCF)	Total (MBOE) (a)	Oil (MBBLS)	NGL (MBBLS)	Gas (MMCF)	Total (MBOE) (a)

Proved developed and undeveloped reserves:
Beginning of year	81.2	9.5	47.3	98.6	120.8	10.5	62.7	141.7
Revisions of previous estimates (b)	12.9	0.3	11.8	15.1	(2.8)	3.9	10.7	3.0
Production	(24.6)	(2.9)	(17.8)	(30.5)	(36.8)	(4.9)	(26.1)	(46.1)
End of year	69.5	6.9	41.3	83.2	81.2	9.5	47.3	98.6

Proved developed reserves:
Beginning of year	54.8	6.8	34.1	67.4	79.6	7.7	46.1	95.0
End of year	32.1	3.9	23.0	39.8	54.8	6.8	34.1	67.4

Proved undeveloped reserves:
Beginning of year	26.4	2.7	13.2	31.2	41.2	2.8	16.6	46.7
End of year	37.4	3.0	18.3	43.4	26.4	2.7	13.2	31.2

(a)	BOE refers to barrel of oil equivalent. Barrel of oil equivalent is based on six MCF of natural gas to one barrel of oil or one barrel of NGL, which reflects an energy content equivalency and not a price or revenue equivalency.
(b)	Revisions of previous estimates were attributable to well performance. In addition, effective January 1, 2023, the fixed percentage overriding royalty interest of 10.81% in the Fund’s net revenue interest in the Beta Project’s oil and natural gas production became payable to the Fund’s former lender, which was conveyed pursuant to the Fund’s credit agreement applicable to the project. The effect of this conveyance in the reserves was included within revisions of previous estimates.

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

	December 31,
	2024	2023
	(in thousands)
Future cash inflows	$5,223	$6,176
Future production costs	(915)	(1,517)
Future development costs	(3,527)	(2,649)
Future net cash flows	781	2,010
10% annual discount for estimated timing of cash flows	472	113
Standardized measure of discounted future estimated net cash flows	$1,253	$2,123

Table V - Changes in the Standardized Measure for Discounted Future Net Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2024	2023
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$514	$(1,684)
Sales and transfers of oil and gas produced during the period	(1,666)	(2,574)
Changes in estimated future development costs	(877)	215
Net change due to revisions in quantities estimates	840	139
Accretion of discount	212	538
Other	107	110
Aggregate change in the standardized measure of discounted future net cash flows for the year	$(870)	$(3,256)

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

